Form 10QSB
period 1996-03-31
SEPRAGEN CORP
filed 1996-05-15
CIK 794154

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the quarterly period ended: March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from      to

                             Commission file number:  0-25726


                           SEPRAGEN CORPORATION
    (Exact name of small business issuer as specified in its charter)

    California                                  68-0073366
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

             30689 Huntwood Drive, Hayward, California  94544
                 (Address of principal executive offices)

(Issuer's telephone number (including area code):  (510) 476-0650

(Former name, former address and former fiscal year if changed since last report:
             30689 Huntwood Drive, Hayward, California  94544

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports),and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:


                                       May 10, 1996

                    Class A Common Stock              2,070,000
                    Class B Common Stock                786,431
                    Class E Common Stock              1,209,894

THIS REPORT INCLUDES A TOTAL OF 20 PAGES. THE EXHIBIT INDEX IS ON PAGE 10.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SEPRAGEN CORPORATION
                         CONDENSED BALANCE SHEETS
                                  ASSETS

                                        March 31, 1996  December 31, 1995
                                              (unaudited)
Current Assets:
  Cash and cash equivalents. . . . . . . . . $   119,674        $   23,364
  Marketable securities  . . . . . . . . . . . 2,347,668         3,586,145
  Accounts receivable, less allowance for
    doubtful accounts of $30,459 as of
    March 31, 1996 and December 31, 1995 . . . . 579,171           278,688
  Inventories. . . . . . . . . . . . . . . . . . 645,550           777,620
  Prepaid expenses and other . . . . . . . . . . .24,670            57,130
     Total current assets. . . . . . . . . . . 3,716,733         4,722,947
Furniture and equipment, net . . . . . . . . . . 449,250           252,150
Intangible assets. . . . . . . . . . . . . . . . 111,709           111,709
                                              $4,277,692        $5,086,806

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . $   273,499         $ 230,799
  Accrued liabilities. . . . . . . . . . . . . . .95,260           174,395
  Accrued payroll and benefits . . . . . . . . . .88,841            80,633
  Interest payable . . . . . . . . . . . . . . . . . .--             4,285
    Total current liabilities. . . . . . . . . . 457,600           490,112

Class E common stock, no par value - 1,600,000
  shares authorized; 1,209,894 shares issued
  and outstanding at March 31, 1996 and December
  31, 1995; redeemable at $.01 per share . . . . . . .--                --
Shareholders' equity:
  Preferred stock, no par value - 5,000,000
    shares authorized; none issued or outstanding
    at March 31, 1996 and December 31, 1995. . . . . .--                --
  Class A common stock, no par value-20,000,000
    shares authorized; 2,070,000 shares issued
    and outstanding at March 31 1996 and at
    December 31, 1995. . . . . . . . . . . . . 8,353,737         8,353,737
  Class B common stock, no par value -
    2,600,000 shares authorized; 786,431
    shares issued and outstanding at March
    31, 1996 and at December 31, 1995. . . . . 4,559,956         4,559,956
  Unrealized loss on available-for-sale
    securities . . . . . . . . . . . . . . . . . (12,315)         (14,462)
 Accumulated deficit. . . . . . . . . . . . .(9,081,286)       (8,302,537)
  Total shareholders' equity . . . . . . . . . 3,820,092         4,596,694
                                              $4,277,692        $5,086,806

The accompanying notes are an integral part of these condensed financial statements


                           SEPRAGEN CORPORATION
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                            Three Months    Twelve Months
                                         Ended March 31,   Ended March 31,
                                          1996       1995            1996

Revenues:

  Net Sales. . . . . . . . . . . . $   632,662   $465,120      $1,213,798

Costs and expenses:

  Cost of goods sold . . . . . . . . . 451,638    223,421         913,508
  Selling, general and
    administrative . . . . . . . . . . 637,851    331,281       2,586,700
  Research and development . . . . . . 362,838    154,121       1,286,059

      Total costs and expenses . . . 1,452,327    708,823       4,786,267

       Loss from operations. . . . . .(819,665)  (243,703)     (3,572,469)

Interest income (expense), net . . . . .40,916   (141,821)       (266,387)

  Net loss . . . . . . . . . . . . .$ (778,749) $(385,524)    $(3,838,856)

Net loss per common and common
  equivalent share . . . . . . . . . . . $(.27)     $(.43)         $(1.36)

Weighted average shares
  outstanding. . . . . . . . . . . . 2,856,431    904,461       2,824,270




The accompanying notes are an integral part of these condensed financial statements


                           SEPRAGEN CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                              Three Months Ended March 31,
                                                        1996          1995
Cash flows from operating activities:
  Net Loss . . . . . . . . . . . . . . . . . . . $  (778,749) $  (385,524)
  Adjustments to reconcile net loss to net cash and
    cash equivalents used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . .23,271        5,476
    Changes in assets and liabilities:
         Accounts receivable . . . . . . . . . . . .(300,483)     (99,962)
         Inventories . . . . . . . . . . . . . . . . 132,070     (128,868)
         Prepaid expenses and other. . . . . . . . .  32,460       87,112
         Accounts payable. . . . . . . . . . . . . . .42,700      182,738
         Accrued liabilities . . . . . . . . . . . . (79,135)    (110,586)
         Accrued payroll and benefits. . . . . . . . . 8,208       32,185
         Interest payable. . . . . . . . . . . . . . .(4,285)     (17,113)
Net cash used in operating activities. . . . . . . .(923,943)    (434,542)

Cash flows from investing activities:
  Acquisition of furniture and equipment . . . . . .(220,371)     (14,308)
  Acquisitions of marketable securities. . . . . . .(259,514)          --
  Proceeds from sale of marketable securities. . . 1,500,138           --
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . . . 1,020,253      (14,308)

Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . . . .--    7,720,845
  Repayment of bridge notes payable. . . . . . . . . . . .--   (1,550,000)
Net cash provided by financing activities. . . . . . . . .--    6,170,845

Net increase in cash . . . . . . . . . . . . . . . . .96,310    5,721,995

Cash and cash equivalents at the beginning
  of the period. . . . . . . . . . . . . . . . . . . .23,364      240,472

Cash and cash equivalents at the end
  of the period. . . . . . . . . . . . . . . . . . .$119,674   $5,962,467

Supplemental disclosure of non-cash financing activities:
  Conversion of note payable to shareholder
    and related interest to common stock . . . . . . . . .--     $794,909
  Deferred costs of securities registration offset
    against proceeds from issuance of common stock . . . .--     $478,494
  Net unrealized gain on available-for-
    sale securities. . . . . . . . . . . . . . . . . .$2,147           --

The accompanying notes are an integral part of these condensed financial statements



                           SEPRAGEN CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTH PERIOD ENDED MARCH 31, 1996
                               (Unaudited)

Note 1 - Interim Financial Reporting.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Sepragen Corporation's (the "Company's") Annual Report on Form 10-KSB for the year ended December 31, 1995.

The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company's quarterly results may be subject to fluctuations. As a result, the Company believes its results of operations for the interim period are not necessarily indicative of the results expected for any future period.

The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company expects to have sufficient working capital to support its operating needs for up to a sixteen month period from December 31, 1995. There is no assurance, however, that sufficient revenues will be generated in this and future periods to fund the Company's operations, which would result in the Company needing to raise additional financing at a later date.

Note 2 - Initial Public Offering.

The Company's initial public offering was declared effective by the Securities and Exchange Commission on March 23, 1995. The offering of 1,800,000 Units, each consisting of one share of Class A common stock, one redeemable five year Class A warrant and one redeemable five year Class B warrant, provided net proceeds of $7,242,351 to the Company. On the effective date of the offering, the Company issued 57,224 shares of Class B common stock and 88,039 shares of Class E common stock in exchange for the cancellation of a note payable to a shareholder of $727,000 and related accrued interest of $67,909. In May, 1995, the underwriter exercised its overallotment option for 270,000 Units, generating an additional $1,181,386 of net proceeds to the Company.

Note 3 - Net Loss Per Share.

Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended March 31, 1996 and 1995 common equivalent shares relating to options have been excluded as they are anti-dilutive.

Note 4 - Inventory.

    Inventories consist of the following:

                                        3/31/96       12/31/95

    Raw Materials. . . . . . . . . . . $393,383       $459,474
    Finished Goods . . . . . . . . . .  252,167        318,146

                                       $645,550  $777,620


Item 2.     Management's Discussion and Analysis.

First quarter 1996 compared to first quarter 1995

Net sales increased by $168,000 or 36% from the first quarter of 1995. The increase in sales is due primarily to the shipment of two large
QuantaSeps, a computer controlled liquid chromatography system.

Gross Margin decreased by $61,000 or 25% from the first quarter of the prior year, and as a percent of sales, decreased from 52% to 29%. This decrease was attributable to higher material cost and development of software for the large QuantaSeps.

Selling, general and administrative expenses increased by $307,000 from $331,000 in the first quarter of 1995 to $638,000 in the first quarter of 1996. The increase was primarily due to: the hiring of additional personnel in sales and marketing, corporate development and administration; additional expenses related to training, advertising and promotion, public relations, product evaluation and demonstration;
and additional legal, accounting, insurance and other costs incurred in complying with the requirements of being a publicly held company and that were not require as a privately held company.

Research and development expenses increased by $209,000 from $154,000 in the first quarter of 1995 to $363,000 in the first quarter of 1996. The increase was attributable to expenditures related to the development of a process for dairy whey fractionation, expenditures related to the development of a special absorbent media and further development of QuantaSep products.

Interest income, net for the first quarter of 1996 reflects interest income earned on the proceeds of the initial public offering.

Inflation

       The Company believes that the impact of inflation on its operations since its inception has not been material.

Volatility of Sales

       In the last several years, the Company has experienced a relative increase in customer equipment orders in the third and fourth quarters and a relative decrease in orders in the first and second quarters.
The Company believes this fluctuation relates to capital appropriations and spending cycles in the biopharmaceutical business.

Liquidity and Capital Resources.

The Company had working capital of $3,259,000 on March 31, 1996 and $4,233,000 on December 31, 1995. The decrease in the working capital of $974,000 reflects the use of net cash in operating activities and leasehold improvements.

       Since the IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO. Prior to the IPO, the Company had funded its activities primarily through sales of its Superflo(R) columns and QuantaSep(R) systems, loans from its principal shareholders, and private placements of securities. The IPO generated net proceeds of $7,242,000 and the exercise by the underwriter of its over allotment option generated additional net proceeds of $1,111,000.

       From its inception in 1985 until the IPO, the Company's expenditures have exceeded its revenues. Prior to the IPO, the Company financed its operations primarily through private equity placements in an aggregate amount of approximately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environmental Technologies Corporation ("Romic"), an entity controlled by Mr. Schneider. In addition, the Company has historically relied on customers to provide purchase price advances for development and scale-up of its radial flow chromatography columns. As of March 31, 1996, the Company had shareholders' equity of approximately $3,820,000.

       As of March 31, 1996, the Company had a working capital balance of approximately $3,259,000. For the quarter ended March 31, 1996, net cash used in operating activities was $924,000. This negative cash out flow of working capital from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet the anticipated growth in demand for its products from the pharmaceutical and biotechnology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

       The decrease of $132,070 in inventory from December 31, 1995 to March 31, 1996 was due primarily to the shipment of two large QuantaSep Systems.

       As of March 31, 1996, the Company had no borrowings. During fiscal year 1996, the Company is committed to pay approximately $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       The Company's financing requirements may vary materially from those now planned because of results and changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that the net proceeds of the 1995 IPO, together with trade credit arrangements and cash flow generated from operations, will be sufficient to fund the Company's operations for the sixteen month period following December 31, 1995. The Company's cash requirements may vary materially from those planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments and the introduction of competitive products. The Company currently has no credit facility with a bank or other financial institution. Historically, the Company and certain of its customers have jointly borne a substantial portion of developmental expenses on projects with such customers. There can be no assurance that such sharing of expenses will continue. The Company continues its efforts to increase sales of its existing products and to complete development and initiate marketing of its products and processes now under development.

       The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental management).
The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its radial flow chromatography technology in return for royalty bearing licenses to the developed applications. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful.

       The Company's Class A Common Stock, Class A Warrants, Class B Warrants and Units are quoted on the NASDAQ SmallCap Market and the Company has listed its securities on the Pacific Stock Exchange.

       The Company entered into a lease for new facilities in Hayward, California with annual rent of $76,900 and relocated its facilities in February 1996.


                       PART II - OTHER INFORMATION

Item 1 Legal Proceedings                       Not Applicable.

Item 2.     Changes in Securities                   Not Applicable.

Item 3.     Defaults Upon Senior Securities         Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            Not Applicable.

Item 5.     Other Information.                      Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

  (a)  Exhibits.

       The following exhibits are filed as part of this Report:

          3.1(1)    Restated Articles of Incorporation of the
                    Company, as amended to date
          3.2(2)    Restated Bylaws, as amended to date
          4.1(1)    Form of Warrant Agreement among the
                    Company, the Underwriter and American Stock
                    Transfer Company, including Forms of Class A
                    Warrant Certificates and Class B Warrant
                    Certificates
          4.2(1)    Form of Unit Option Agreement between the
                    Company and the Underwriter
          4.3(1)    Form of Specimen Class A Common Stock
                    Certificate
          4.4(1)    Form of Specimen Class B Common Stock
                    Certificate
          4.5(1)    Form of Specimen Class E Common Stock
                    Certificate
          4.6(1)    Bridge Warrant Agreement, including forms of
                    Bridge Warrant Certificate
          10.1(2)   Lease dated July 3, 1995 between Hayward
                    Business Park, Inc. and the Company
          10.2(1)   Employment Agreement between the Company and
                    Vinit Saxena effective September 1, 1994
          10.3(1)   Employment Agreement between the Company and
                    Q. R. Miranda effective September 1, 1994
          10.4(1)   Form of Indemnification Agreement between the
                    Company and each director and officer of the
                    Company
          10.5(1)   Convertible Promissory Notes and Warrants
          10.6(1)   1994 Stock Option Plan
          10.7      Master Purchasing Agreement with
                    Thermax Limited dated April 23, 1996

          (1) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
          (2) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

          Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.

               (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         SEPRAGEN CORPORATION


Date: May 14, 1996       By:    /s/ Vinit Saxena

                              Vinit Saxena
                              Chief Executive Officer, President
                              and Principal Financial and Chief
                              Accounting Officer




                            EXHIBIT LIST

               Description                                  Page

10.7      Master Purchasing Agreement with Thermax           11
          Limited dated April 23, 1996