Form 10QSB
period 1996-06-30
SEPRAGEN CORP
filed 1996-08-19
CIK 794154

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1996

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
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                              Identifica-
  tion No.)

              30689 Huntwood Drive, Hayward, California  94544
                  (Address of principal executive offices)

      (Issuer's telephone number (including area code):  (510) 476-0650

  Former name, former address and former fiscal year if changed since last report:

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days.  Yes  X   No
  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                               August 11, 1996

                           Class A Common Stock          2,070,000
                           Class B Common Stock            786,431
                           Class E Common Stock          1,209,894



  THIS REPORT INCLUDES A TOTAL OF 20 PAGES. THE EXHIBIT INDEX IS ON
PAGE 12.

  PART I - FINANCIAL INFORMATION
  Item 1.   Financial Statements
                            SEPRAGEN CORPORATION
                          CONDENSED BALANCE SHEETS
                                   ASSETS
                                                      December 31,
                                         June 30, 1996
                                                              1995
                                        (unaudited)
  Current Assets:
     Cash and cash equivalents  ...     $   1,321,924 $    23,364
     Marketable securities  ........          257,442   3,586,145
     Accounts receivable, less allowance for
       doubtful accounts of $18,782 and
       $30,459 as of June 30, 1996 and
       December 31, 1995, respectively  ..    444,254     278,688
     Inventories  .............               619,862     777,620
     Prepaid expenses and other ....           14,470      57,130
        Total current assets  ......        2,657,952   4,722,947

       Furniture and equipment, net ....      438,048     252,150
       Intangible assets  .........           111,709     111,709
                                           $3,207,709  $5,086,806

                    LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable .........           $   210,938   $ 230,799
     Accrued liabilities  ..........           28,960     174,395
     Accrued payroll and benefits ......       89,465      80,633
     Interest payable ..............               --       4,285
       Total current liabilities  .....       329,363     490,112

  Class E common stock, no par value - 1,600,000
     shares authorized; 1,209,894 shares
     issued and outstanding at June 30, 1996
     and December 31, 1995; redeemable at
     $.01 per share ...............                --          --

  Shareholders' equity:
     Preferred stock, no par value - 5,000,000
       shares authorized; none issued or
       outstanding at June 30, 1996 and
       December 31, 1995  ............             --          --
     Class A common stock, no par value -
       20,000,000 shares authorized; 2,070,000
       shares issued and outstanding at June
       30, 1996 and December 31, 1995 ..    8,353,737   8,353,737
     Class B common stock, no par value -
       2,600,000 shares authorized;
       786,431 shares issued and outstanding
       at June 30, 1996 and December
       31, 1995 .............               4,559,956   4,559,956
     Unrealized loss on available-for-sale
       securities .............               (73,553)    (14,462)
     Accumulated deficit  .......          (9,961,794) (8,302,537)
     Total shareholders' equity .....       2,878,346   4,596,694
                                           $3,207,709  $5,086,806

           The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                     Three Months             Six Months
                                    Ended June 30,         Ended June 30,
                                    1996     1995       1996        1995

  Revenues:

     Net Sales  .......         $227,203  $332,812   $862,781   $797,932

  Costs and expenses:

     Cost of goods sold   ...    186,292   184,802    637,930    408,223
     Selling, general and
       administrative .....      587,499   538,323  1,225,350    869,604
     Research and development    366,472   306,285    729,310    460,406

  Total costs and expenses  .  1,140,263 1,029,410  2,592,590  1,738,233

  Loss from operations  ...     (913,060) (696,598)(1,729,809)  (940,301)

  Interest income (expense), net
                                  32,551    82,310     70,551    (59,511)

     Net loss .......       $ (880,509) $(614,288) $(1,659,258) $(999,812)

  Net loss per common and common
     equivalent share ......       $(.31)    $(.23)     $(.53)     $(.55)

  Weighted average shares
     outstanding  .....        2,856,431 2,728,352  2,856,431  1,811,473
























           The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                         Six Months Ended June 30,
                                                 1996
                                                              1995
  Cash flows from operating activities:
     Net Loss ............              $  (1,659,258)$  (999,812)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation .............              41,813      10,952
       Changes in assets and liabilities:
            Accounts receivable ......       (165,566)   (156,319)
            Inventories ..........            157,758    (315,415)
            Prepaid expenses and other  ..     42,660      81,809
            Accounts payable  .......         (19,861)   (211,595)
     Accrued liabilities  .........          (145,435)   (128,971)
            Accrued payroll and benefits  ..    8,832     (23,750)
            Interest payable  ........         (4,285)    (18,667)
            Customer deposits .........           --
                                                           20,580
                  Net cash used in operating
                     activities .....      (1,743,342) (1,741,188)

  Cash flows from investing activities:
     Acquisition of furniture and equipment  (227,711)    (31,846)
     Acquisitions of marketable securities   (140,000)         --
     Proceeds from sale of marketable
       securities ............              3,409,613
                                                               --
  Net cash provided by (used in) investing
     activities .............               3,041,902     (31,846)

  Cash flows from financing activities:
     Proceeds from issuance of common stock ...    --   8,832,231
     Repayment of bridge notes payable  .....      --  (1,550,000)
  Repayment of notes payable  ..........           --     (25,000)
     Repayment of convertible note payable
       to shareholder ..............               --     (25,000)
     Repayment of convertible note  .......        --     (65,000)
          Net cash provided by
             financing activities ........         --   7,167,231

             Net increase in cash ....      1,298,560   5,394,197

  Cash and cash equivalents at the beginning
     of the period  .............              23,364     240,472

  Cash and cash equivalents at the end of
     the period ...........             $   1,321,924 $ 5,634,669

  Supplemental disclosure of non-cash financing activities:
     Conversion of note payable to shareholder
       and related interest to common stock ...    --  $  794,909
     Deferred costs of securities registration
       offset against proceeds
       from issuance of common stock  ......       --  $  478,494


           The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTH PERIOD ENDED JUNE 30, 1996
                                 (Unaudited)

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

     The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company expects to have sufficient working capital to support its operating needs for up to an twelve month period from June 30, 1996. There is no assurance, however, that sufficient revenues will be generated in this and future periods to fund the Company's operations, which would result in the Company needing to raise additional financing in the near future.


  Note 2 - Initial Public Offering.

     The Company's initial public offering was declared effective by the Securities and Exchange Commission on March 23, 1995. The offering of 1,800,000 Units, each consisting of one share of Class A common stock, one redeemable five year Class A warrant and one redeemable five year Class B warrant, provided net proceeds of $7,242,351 to the Company. On the effective date of the offering, the Company issued 57,224 shares of Class B common stock and 88,039 shares of Class E common stock in exchange for the cancellation of a note payable to a shareholder of $727,000 and related accrued interest of $67,909. In May, 1995 the underwriter exercised its overallotment option for 270,000 Units, generating an additional $1,181,386 of net proceeds to the Company.


  Note 3 - Net Loss Per Share.

     Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended June 30, 1996 and 1995 common equivalent shares relating to options have been excluded as they are anti-dilutive.



                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTH PERIOD ENDED JUNE 30, 1996
                                 (Unaudited)

  Note 4 - Inventory.

     Inventories consist of the following:
                                           6/30/96  12/31/95

     Raw Materials                        $367,582  $459,474
     Finished Goods                        252,280   318,146

                                          $619,862  $777,620

  Note 5 - Stock Option Plan

     Effective June 28, 1996, the Company adopted a new 1996 Stock Option Plan which reserves an additional 250,000 shares of Class A common stock for future grant. The terms of this plan are similar to the 1994 Stock Option Plan.


  Item 2.   Management's Discussion and Analysis.


  First six months of 1996 compared to first six months of 1995

       Net sales increased by $65,000 or 8% from the first half of 1995. This increase in sales is due primarily to the shipment of two large QuantaSeps, a computer controlled liquid chromatography system.

       Gross Margin decreased by $165,000 or 42% from the first half of the prior year, and as a percent of sales, decreased by 23% from 49% to 26%. This decrease was attributable to higher material cost and development of software for the large QuantaSeps, and booking of a reserve for obsolescence and slow moving inventory.

       Selling, general and administrative expenses increased by $352,000 from $870,000 in the first half of 1995 to $1,222,000 in the first half of 1996. The increase was primarily due to: the hiring of additional personnel in sales and marketing, corporate development and administration; and additional expenses related to training, advertising and promotion, public relations, product evaluation and demonstration.

       Research and development expenses increased by $269,000 or 58% from $460,000 in the first half of 1995 to $729,000 in the first half of 1996. The increase was attributable to expenditures related to the development of a process for dairy whey fractionation, expenditures related to the development of a special absorbent media and further development of QuantaSep products and other related products.

       Interest income, net for the first half of 1996 reflects interest income earned on the proceeds of the initial public offering; and interest expense, net for the first half of 1995 mainly reflects interest expense relating to bridge financing preceding the initial public offering.

  Second quarter 1996 compared to second quarter 1995.

       Net sales decreased by $106,000 or 32% from the second quarter of 1995. The decrease in sales was due to decreased orders of the QuantaSep System.

       Gross margin decreased by $107,000 or 72% from the second quarter of 1995, and as a percent of sales, decreased by 26% from 44% to 18%. Gross Margin decreased due to product mix and booking of a reserve for obsolescence and slow moving inventory.

       Selling, general and administrative increased by $49,000 from $538,000 in the second quarter of 1995 to $587,000. The increase was mainly due to the preparation of the proxy statement and the annual report to shareholders for the shareholders meeting which was held on June 28, 1996.

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



  Liquidity and Capital Resources.

       The Company had working capital of $2,329,000 on June 30, 1996 and $4,233,000 on December 31, 1995. The decrease in the working capital of $1,904,000 reflects the use of net cash in operating activities and leasehold improvements.

       Since the IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO. Prior to the IPO, the Company had funded its activities primarily through sales of its SuperfloR columns and QuantaSepR systems, loans from its principal shareholders, and private placements of securities. The IPO generated net proceeds of $7,242,000 and the exercise by the underwriter of its over-allotment option generated additional net proceeds of $1,111,000.

       From its inception in 1985 until the IPO, the Company's expenditures have exceeded its revenues. Prior to the IPO, the Company financed its operations primarily through private equity placements in an aggregate amount of approximately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environmental Technologies Corporation ("Romic"), an entity controlled by Mr. Schneider. In addition, the Company has historically relied on customers to provide purchase price advances for development and scale-up of its radial flow chromatography columns. As of June 30, 1996, the Company had shareholders' equity of approximately $2,878,000.

       As of June 30, 1996, the Company had a working capital balance of approximately $2,329,000. For the first half of 1996, net cash used in operating activities was $1,743,000. This negative cash out flow of working capital from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet the anticipated growth in demand for its products from the pharmaceutical and biotechnology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

       The decrease of $158,000 in inventory from December 31, 1995 to June 30, 1996 was due primarily to the shipment of two large QuantaSep Systems.

       As of June 30, 1996, the Company had no borrowings. During fiscal year 1996, the Company is committed to pay approximately $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       The Company's financing requirements may vary materially from those now planned because of results and changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that the net proceeds of the 1995 IPO, together with trade credit arrangements and cash flow generated from operations, will be sufficient to fund the Company's operations for the twelve month period following June 30, 1996. There is no assurance, however, that sufficient revenues will be generated in this and future periods to fund the Company's operations, which would result in the Company needing to raise additional financing in the near future. Company's cash requirements may vary materially from those planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments and the introduction of competitive products. The Company currently has no credit facility with a bank or other financial institution. Historically, the Company and certain of its customers have jointly borne a substantial portion of developmental expenses on projects with such customers. There can be no assurance that such sharing of expenses will continue. The Company continues its efforts to increase sales of its existing products and to complete development and initiate marketing of its products and processes now under development.

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

       The Company's Class A Common Stock, Class A Warrants, Class B Warrants and Units are quoted on the NASDAQ SmallCap Market and are listed on the Pacific Stock Exchange (Tier II).

       The Company entered into a lease for new facilities in Hayward, California with annual rent of $76,900 and relocated its facilities in February 1996.







                         PART II - OTHER INFORMATION


  Item 1    Legal Proceedings.                      Not Applicable.


  Item 2.   Changes in Securities                        Not Applicable.


  Item 3.   Defaults Upon Senior Securities              Not Applicable.


  Item 4.   Submission of Matters to a Vote of Security Holders.

       On June 28, 1996, the registrant held its annual meeting of shareholders and Vinit Saxena (8,397,310 votes FOR and no votes withheld), Armin Ramel (8,334,385 votes FOR and 62,925 votes withheld), Werner Nielsen (8,334,385 votes FOR and 62,925 votes withheld), and Robert Leach (8,334,385 votes FOR and 62,925 votes withheld) were elected as directors for the next fiscal year. In addition, the registrant's 1996 Stock Option plan and grant of options officers and directors pursuant to the plan was approved (8,320,035 votes FOR, 9,350 votes AGAINST and 67,925 votes ABSTAINED); and Coopers & Lybrand, L.L.P. was approved (8,333,385 votes FOR, 1,000 votes AGAINST, and 62,925 votes ABSTAINED) as the registrant's independent accountants for the December 31, 1996 fiscal year.


  Item 5.   Other Information.                      Not Applicable.


  Item 6.   Exhibits and Reports on Form 8-K

         (a)     Exhibits.
            The following exhibits are filed as part of this Report:

                    3.1(1)    Restated Articles of Incorporation of the
                              Company, as amended to date
                    3.2(2)    Restated Bylaws, as amended to date
                    4.1(1)    Form of Warrant Agreement among the Company,
                              the Underwriter and American Stock Transfer
                              Company, including Forms of Class A Warrant
                              Certificates and Class B Warrant Certificates
                    4.2(1)    Form of Unit Option Agreement between the
                              Company and the Underwriter
                    4.3(1)    Form of Specimen Class A Common Stock
                              Certificate
                    4.4(1)    Form of Specimen Class B Common Stock
                              Certificate
                    4.5(1)    Form of Specimen Class E Common Stock
                              Certificate
                    4.6(1)    Bridge Warrant Agreement, including forms of
                              Bridge Warrant Certificate
                    10.1(2)   Lease dated July 3, 1995 between Hayward
                              Business Park, Inc. and the Company
                    10.2(1)   Employment Agreement between the Company and
                              Vinit Saxena effective September 1, 1994
                    10.3(1)   Employment Agreement between the Company and
                              Q. R. Miranda effective September 1, 1994
                    10.4(1)   Form of Indemnification Agreement between the
                              Company and each director and officer of the
                              Company
                    10.5(1)   Convertible Promissory Notes and Warrants
                    10.6(1)   1994 Stock Option Plan
                    10.7(3)   Master Purchasing Agreement with Thermax
                              Limited dated April 23, 1996
                    10.6      1996 Stock Option Plan


                    (1) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
                    (2) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
                    (3) This exhibit which is incorporated herein by reference was previously filed by the Company as an exhibit to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.


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



                                   SEPRAGEN CORPORATION


          Date: August 15, 1996         By:    /s/Vinit Saxena

                                        Vinit Saxena
                                        Chief Executive Officer, President
                                        and Principal Financial and Chief
                                        Accounting Officer






                                    EXHIBIT LIST

                         Description                                  Page

          10.8           1996 Stock Option Plan                         13