Form 10QSB/A
period 1996-06-30
SEPRAGEN CORP
filed 1996-09-13
CIK 794154

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB/A
                              Amendment No.1

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

    30689 Huntwood    Avenue    , Hayward, California  94544
                 (Address of principal executive offices)

     (Issuer's telephone number (including area code):  (510) 476-0650

   (Former name, former address and former fiscal year if changed since last report:

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing require-
  ments for the past 90 days.  Yes  X   No


  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                               August 11, 1996

                      Class A Common Stock          2,070,000
                      Class B Common Stock            786,431
                      Class E Common Stock          1,209,894

     THIS REPORT INCLUDES A TOTAL OF 9 PAGES.  THERE ARE NO EXHIBITS.

  PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements
                           SEPRAGEN CORPORATION

                         CONDENSED BALANCE SHEETS
                                  ASSETS
                                          June 30,    December 31,
                                              1996            1995
                                        (unaudited
  Current Assets:
     Cash and cash equivalents  ..   $   1,321,924     $    23,364
     Marketable securities  .......        257,442       3,586,145
     Accounts receivable, less allowance
      for doubtful accounts of $18,782 and
       $30,459 as of June 30, 1996 and
       December 31, 1995, respectively.... 444,254         278,688
     Inventories  ............             619,862         777,620
     Prepaid expenses and other ...         14,470          57,130
        Total current assets  .....      2,657,952       4,722,947
  Furniture and equipment, net  .....      438,048         252,150
  Intangible assets .........              111,709         111,709
                                        $3,207,709      $5,086,806

                   LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable ...........            $210,938    $230,799
     Accrued liabilities  ..........           28,960     174,395
     Accrued payroll and benefits ......       89,465      80,633
     Interest payable ..............               --       4,285
       Total current liabilities  .....       329,363     490,112

  Class E common stock, no par value - 1,600,000
     shares authorized; 1,209,894 shares issued
     and outstanding at June 30, 1996 and December
     31, 1995; redeemable at $.01 per share ...... --          --

  Shareholders' equity:
     Preferred stock, no par value - 5,000,000
       shares authorized; none issued or outstanding
       at June 30, 1996 and December 31, 1995 .... --          --
     Class A common stock, no par value - 20,000,000
       shares authorized; 2,070,000 shares issued
       and outstanding at June 30, 1996 and
       December 31, 1995  ................. 8,353,737   8,353,737
     Class B common stock, no par value -
       2,600,000 shares authorized; 786,431
       shares issued and outstanding at June
       30, 1996 and December 31, 1995.......4,559,956   4,559,956
     Unrealized loss on
       available-for-sale securities..........(73,553)    (14,462)
     Accumulated deficit...................(9,961,794) (8,302,537)
     Total shareholders' equity ............2,878,346   4,596,694
                                           $3,207,709  $5,086,806






           The accompanying notes are an integral part of these condensed financial statements.

                           SEPRAGEN CORPORATION

                    CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                    Three Months             Six Months
                                  Ended June 30,         Ended June 30,
                               1996        1995         1996       1995
  Revenues:

     Net Sales              $230,119   $332,812     $862,781   $797,932

  Costs and expenses:

     Cost of goods sold      186,292    184,802      637,930    408,223
     Selling, general and
       administrative        587,499    538,323    1,225,350    869,604
     Research and
       development           366,472    306,285      729,310    460,406

  Total costs and expenses 1,140,263  1,029,410    2,592,590  1,738,233

  Loss from operations      (910,144)  (696,598)  (1,729,809)  (940,301)

  Interest income
     (expense), net           29,635     82,310       70,551    (59,511)

     Net loss              $(880,509) $(614,288) $(1,659,258) $(999,812)

  Net loss per common and
     common equivalent share   $(.31)     $(.23)       $(.58)     $(.55)

  Weighted average shares
     outstanding           2,856,431  2,728,352    2,856,431  1,811,473



           The accompanying notes are an integral part of these condensed financial statements.

                           SEPRAGEN CORPORATION
                    CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                     Six Months Ended June 30,
                                                 1996        1995
  Cash flows from operating activities:
     Net Loss .............               $(1,659,258)$  (999,812)
     Adjustments to reconcile net loss
      to net cash used in operating activities:
       Depreciation .............              41,813      10,952
       Changes in assets and liabilities:
            Accounts receivable ......       (165,566)   (156,319)
            Inventories ..........            157,758    (315,415)
            Prepaid expenses and other  ...    42,660      81,809
            Accounts payable  .......         (19,861)   (211,595)
            Accrued liabilities ......       (145,435)   (128,971)
            Accrued payroll and benefits  ..    8,832     (23,750)
            Interest payable  ........         (4,285)    (18,667)
            Customer deposits ..........           --      20,580
  Net cash used in operating activities    (1,743,342) (1,741,188)

  Cash flows from investing activities:
     Acquisition of furniture
       and equipment  ...........            (227,711)    (31,846)
     Acquisitions of marketable
       securities .............              (140,000)         --
     Proceeds from sale of marketable
       securities ............              3,409,613          --
       Net cash provided by (used in)
         investing activities ......        3,041,902     (31,846)

  Cash flows from financing activities:
     Proceeds from issuance of common stock ...    --   8,832,231
     Repayment of bridge notes payable  .....      --  (1,550,000)
     Repayment of notes payable .........          --     (25,000)
     Repayment of convertible note
       payable to shareholder ..........           --     (25,000)
     Repayment of convertible note  .......        --
                                                          (65,000)
  Net cash provided by financing activities ...    --   7,167,231
  Net increase in cash  .........           1,298,560   5,394,197

  Cash and cash equivalents at the
     beginning of the period  ........         23,364     240,472

  Cash and cash equivalents at the
     end of the period  .........          $1,321,924  $5,634,669

  Supplemental disclosure of non-cash financing activities:
     Conversion of note payable to
       shareholder and related interest
       to common stock  .............              --    $794,909
     Deferred costs of securities
       registration offset against proceeds
       from issuance of common stock  ......       --    $478,494

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

     The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and in the opinion of manage-ment, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company's quarterly results may be subject to fluctu-ations. As a result, the Company believes its results of operations for the interim period are not necessarily indicative of the results expected for any future period.

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

  Note 2 - Initial Public Offering.

     The Company's initial public offering was declared effective by the Securities and Exchange Commission on March 23, 1995. The offering of 1,800,000 Units, each consisting of one share of Class A common stock, one redeemable five year Class A warrant and one redeemable five year Class B warrant, provided net proceeds of $7,242,351 to the Company. On the effective date of the offering, the Company issued 57,224 shares of Class B common stock and 88,039 shares of Class E common stock in exchange for the cancellation of a note payable to a share-holder of $727,000 and related accrued interest of $67,909. In May, 1995 the underwriter exercised its overallotment option for 270,000 Units, generating an additional $1,181,386 of net proceeds to the Company.

                           SEPRAGEN CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                   SIX MONTH PERIOD ENDED JUNE 30, 1996
                                (Unaudited)


  Note 3 - Net Loss Per Share.

     Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contin-gently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended June 30, 1996 and 1995 common equivalent shares relating to options have been excluded as they are anti-dilutive.


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

       Selling, general and administrative expenses increased by $352,- 000 from $870,000 in the first half of 1995 to $1,222,000 in the first half of 1996. The increase was primarily due to: the hiring of additional personnel in sales and marketing, corporate development and administration; and additional expenses related to training, advertis-ing and promotion, public relations, product evaluation and demonstra-tion.

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

       Net sales decreased by    $103,000 or 31%     from the second
  quarter of 1995. The decrease in sales was due to decreased orders of the Quanta-Sep System.

       Gross margin decreased by    $104,000 or 70%     from the second
  quarter of 1995, and as a percent of sales, decreased by    25% from
  44% to 19%    .  Gross Margin decreased due to product mix and booking
  of a reserve for obsolescence and slow moving inventory.

       Selling, general and administrative increased by $49,000 from $538,000 in the second quarter of 1995 to $587,000. The increase was mainly due to the preparation of the proxy statement and the annual report to shareholders for the shareholders meeting which was held on June 28, 1996.

  Inflation

       The Company believes that the impact of inflation on its opera-tions since its inception has not been material.


  Volatility of Sales

       In the last several years, the Company has experienced a relative increase in customer equipment orders in the third and fourth quarters and a relative decrease in orders in the first and second quarters. The Company believes this fluctuation relates to capital appropria-tions and spending cycles in the biopharmaceutical business.

  Liquidity and Capital Resources.

       The Company had working capital of $2,329,000 on June 30, 1996 and $4,233,000 on December 31, 1995. The decrease in the working capital of $1,904,000 reflects the use of net cash in operating activities and leasehold improvements.

       Since the IPO, the Company has funded its working capital re-quirements substantially from the net cash proceeds from the IPO. Prior to the IPO, the Company had funded its activities primarily through sales of its SuperfloR columns and QuantaSepR systems, loans from its principal shareholders, and private placements of securities. The IPO generated net proceeds of $7,242,000 and the exercise by the underwriter of its over-allotment option generated additional net proceeds of $1,111,000.

       From its inception in 1985 until the IPO, the Company's expendi-tures have exceeded its revenues. Prior to the IPO, the Company financed its operations primarily through private equity placements in an aggregate amount of approximately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environmental Technologies Corporation ("Romic"), an entity controlled by Mr. Schneider. In addition, the Company has historically relied on customers to provide purchase price advances for development and scale-up of its radial flow chromatography col-umns. As of June 30, 1996, the Company had shareholders' equity of approximately $2,878,000.

       As of June 30, 1996, the Company had a working capital balance of approximately $2,329,000. For the first half of 1996, net cash used in operating activities was $1,743,000. This negative cash out flow of working capital from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet the anticipated growth in demand for its products from the pharmaceutical and biotech-nology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

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

       The Company's financing requirements may vary materially from those now planned because of results and changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that the net proceeds of the 1995 IPO, together with trade credit arrangements and cash flow generated from operations, will be sufficient to fund the Company's operations for the twelve month period following June 30, 1996. There is no assurance, however, that sufficient revenues will be generated in this and future periods to fund the Company's operations, which would result in the Company needing to raise additional financing in the near future. Company's cash requirements may vary materially from those planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent develop-ments and the introduction of competitive products. The Company currently has no credit facility with a bank or other financial institution. Historically, the Company and certain of its customers have jointly borne a substantial portion of developmental expenses on projects with such customers. There can be no assurance that such sharing of expenses will continue. The Company continues its efforts to increase sales of its existing products and to complete development and initiate marketing of its products and processes now under devel-opment.

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



                                SEPRAGEN CORPORATION

  Date: September 12, 1996      By: /s/Vinit Saxena
                                     Vinit Saxena
                                     Chief Executive Officer,
                                     President and Principal Financial
                                     and Chief Accounting Officer