Form 10QSB
period 1996-09-30
SEPRAGEN CORP
filed 1996-11-15
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                           For the quarterly period ended: September 30, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                           For the transition period from           to


                                     Commission file number:  0-25726


                              SEPRAGEN CORPORATION
       (Exact name of small business issuer as specified in its charter)

       California                                            68-0073366
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

               30689 Huntwood Avenue, Hayward, California  94544
                    (Address of principal executive offices)

       (Issuer's telephone number (including area code):  (510) 476-0650

  (Former name, former address and former fiscal year if changed since last report)

  Check whether the issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
  (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No


  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:


                                               October 31, 1996

                           Class A Common Stock          2,142,506
                           Class B Common Stock            713,925
                           Class E Common Stock          1,203,719


                   THIS REPORT INCLUDES A TOTAL OF  11 PAGES.

  PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

                              SEPRAGEN CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                    September 30, 1996      December 31, 1995
                                        (unaudited)
  Current Assets:
     Cash and cash equivalents            $   790,796            $    23,364
     Marketable securities                         --              3,586,145
     Accounts receivable, less allowance
       for doubtful accounts of $18,782
       and $30,459 as of September 30, 1996
       and December 31, 1995, respectively    305,478                278,688
     Inventories                              552,310                777,620
     Prepaid expenses and other                11,733                 57,130
        Total current assets                1,660,317              4,722,947

  Furniture and equipment, net                417,187                252,150
  Intangible assets                           111,709                111,709
                                           $2,189,213             $5,086,806

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
     Accounts payable                     $   69,186               $ 230,799
     Accrued liabilities                      31,076                 174,395
     Accrued payroll and benefits             88,211                  80,633
     Interest payable                             --                   4,285
       Total current liabilities             188,473                 490,112

  Class E common stock, no par value -
     1,600,000 shares authorized;
     1,203,719 shares issued and outstanding
     at September 30, 1996 and December
     31, 1995; redeemable at $.01 per share       --                      --

  Shareholders' equity:
     Preferred stock, no par value -
       5,000,000 shares authorized; none
       issued or outstanding at September 30,
       1996 and December 31, 1995                 --                      --
     Class A common stock, no par value -
       20,000,000 shares authorized; 2,142,506
       shares issued and outstanding at September
       30, 1996 and December 31, 1995      8,774,283               8,353,737
     Class B common stock, no par value -
       2,600,000 shares authorized;
       713,925 shares issued and outstanding
       at September 30, 1996
       and December 31, 1995               4,139,410               4,559,956
     Unrealized loss on
       available-for-sale securities              --                 (14,462)
     Accumulated deficit                 (10,912,953)             (8,302,537)
     Total shareholders' equity            2,000,740               4,596,694
                                          $2,189,213              $5,086,806

           The accompanying notes are an integral part of these condensed financial statements.

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                      Three Months        Nine Months Ended
                                Ended September 30,      September 30, 1996
                                  1996        1995       1996          1995

  Revenues:

     Net Sales              $   142,375   $ 90,711  $1,005,156    $ 888,643

  Costs and expenses:

     Cost of goods sold         104,456    154,978     742,386      563,201
     Selling, general and
        administrative          563,917    593,778   1,789,267    1,463,382
     Research and development
                                435,115    287,745   1,164,425      748,151

   Total costs and expenses   1,103,488  1,036,501   3,696,078    2,774,734

       Loss from operations    (961,113)  (945,790) (2,690,922)  (1,886,091)

  Other income, net               9,954     72,471      80,505       12,960

     Net loss                $ (951,159) $(873,319)$(2,610,417) $(1,873,131)

  Net loss per common and
     common equivalent share      $(.33)     $(.31)      $(.91)        $(.87)

  Weighted average shares
     outstanding              2,856,431  2,855,032   2,856 431     2,141,595


          The accompanying notes are an integral part of these condensed financial statements.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                         Nine Months Ended September 30,
                                                  1996              1995
  Cash flows from operating activities:
     Net loss                            $  (2,610,417)   $  (1,873,131)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                             65,085           18,356
       Changes in assets and liabilities:
            Accounts receivable                (26,790)         (38,896)
            Inventories                        225,310         (449,547)
            Prepaid expenses and other          45,397           45,341
            Accounts payable                  (161,613)        (161,811)
            Accrued liabilities               (143,319)        (213,077)
            Accrued payroll and benefits         7,578           (7,250)
            Interest payable                    (4,285)         (18,667)
    Net cash used in operating activities   (2,603,054)      (2,698,682)

  Cash flows from investing activities:
     Acquisition of furniture and equipment
                                              (230,122)         (60,162)
     Acquisition of marketable securities     (549,514)              --
     Proceeds from sale of marketable
       securities                            4,150,122               --
       Net cash provided by (used in)
       investing activities                  3,370,486          (60,162)

  Cash flows from financing activities:
     Proceeds from issuance of common stock         --        8,832,231
     Repayment of bridge notes payable              --       (1,550,000)
     Repayment of notes payable                     --          (25,000)
     Repayment of convertible note
       payable to shareholder                       --          (25,000)
     Repayment of convertible note                  --          (65,000)
    Net cash provided by financing activities
                                                    --        7,167,231
  Net increase in cash                         767,432        4,408,387

  Cash and cash equivalents at the beginning
     of the period                              23,364          240,472

  Cash and cash equivalents at the
     end of the period                       $ 790,796      $ 4,648,859

  Supplemental disclosure of non-cash financing activities:
     Conversion of note payable to shareholder
       and related interest to common stock
                                                    --      $   794,909
     Deferred costs of securities registration
       offset against proceeds from issuance of
       common stock                                 --      $   478,494
     Conversion of convertible note payable
       to shareholder and related interest
       to common stock                              --      $    27,332




           The accompanying notes are an integral part of these condensed financial statements.

                              SEPRAGEN CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

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

     The Company will be required to conduct significant research, develop-ment and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31, 1996. There can be no assurance that such additional financing will be obtained.


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

                              SEPRAGEN CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

  Note 3 - Net Loss Per Share.

     Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended September 30, 1996 and 1995 common equivalent shares relating to options have been excluded as they are anti-dilutive.

  Note 4 - Inventory.

     Inventories consist of the following:
                                           9/30/96  12/31/95
     Raw Materials                        $310,530  $459,474
     Finished Goods                        241,780   318,146
                                          $552,310  $777,620

  Note 5 - Stock Option Plan

     Effective June 28, 1996, the Company adopted a new 1996 Stock Option Plan which reserves an additional 250,000 shares of Class A common stock for future grant. The terms of this plan are similar to the 1994 Stock Option Plan. Options to purchase 134,524 shares have been granted under the plan.

  Item 2.   Management's Discussion and Analysis.


  First nine months of 1996 compared to first nine months of 1995

       Net sales increased by $117,000 or 13% from the first nine months of 1995. This increase in sales is due primarily to the shipment of two large QuantaSeps, a computer controlled liquid chromatography system.

       Gross margin decreased by $63,000 or 19% from the first nine months of the prior year, and as a percent of sales, decreased from 37% to 26%. This decrease was attributable to higher material cost and development of software for the large QuantaSeps.

       Selling, general and administrative expenses increased by $326,000 from $1,463,000 in the first nine months of 1995 to $1,789,000 in the first nine months of 1996. The increase was primarily due to: the hiring of additional personnel in sales and marketing, corporate development and administration; additional expenses related to training, advertising and promotion, public relations, product evaluation and demonstration; and increased legal, accounting, insurance costs.

       Research and development expenses increased by $416,000 or 56% from $748,000 in the first nine months of 1995 to $1,164,000 in the first nine months of 1996. The increase was attributable to expenditures related to the development of the Sepralac process for dairy whey fractionation and expenditures related to the development of a special adsorbent SepraSorb media.


  Third quarter 1996 compared to third quarter 1995.

       Net sales increased by $52,000 or 57% from the third quarter of 1995. The increase in sales was due to fees paid for evaluation of the whey process.

       Gross margin increased by $102,000 from a negative margin of $64,000 in the third quarter of 1995 to a positive margin of $38,000 in the third quarter of 1996. The increase was due to lower inventory reserves for slow moving inventory and the low cost of goods associated with the income derived from evaluation of the whey process.

       Selling, general and administrative expenses decreased by $30,000 from $594,000 in the third quarter of 1995 to $564,000 in the third quarter of 1996. The decrease was mainly due to reduction of the number of sales and marketing personnel compared to the number of personnel in 1995.

       Research and development expenses increased by $147,000 from $288,000 in the third quarter of 1995 to $435,000 in the third quarter of 1996. The increase was attributable to additional expenditures related to the development of Sepralac, SepraSorb and completion of the QuantaSep software and other related products.

  Inflation

       The Company believes that the impact of inflation on its operations since its inception has not been material.


  Liquidity and Capital Resources.

       The Company had working capital of $1,472,000 on September 30, 1996 and $4,233,000 on December 31, 1995. The decrease in the working capital of $2,761,000 reflects the use of net cash in operating activities and leasehold improvements.

       Since the IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO. Prior to the IPO, the Company had funded its activities primarily through sales of its SuperfloR columns and QuantaSepR systems, loans from its principal share-holders, and private placements of securities. The IPO generated net proceeds of $7,242,000 and the exercise by the underwriter of its over-allotment option generated additional net proceeds of $1,111,000.

       From its inception in 1985 until the IPO, the Company's expenditures have exceeded its revenues. Prior to the IPO, the Company financed its operations primarily through private equity placements in an aggregate amount of approximately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environ-mental Technologies Corporation ("Romic"), an entity controlled by Mr. Schneider. In addition, the Company has historically relied on customers to provide purchase price advances for development and scale-up of its radial flow chromatography columns. As of September 30, 1996, the Company had shareholders' equity of approximately $2,001,000.

       As of September 30, 1996, the Company had a working capital balance of approximately $1,472,000. For the nine months of 1996, net cash used in operating activities was $2,603,000. This negative cash out flow of working capital from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet the anticipated growth in demand for its products from the pharmaceutical and biotechnology indus-tries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

       The decrease of $225,000 in inventory from December 31, 1995 to September 30, 1996 was due primarily to the shipment of two large Quanta-Sep Systems and the booking of inventory reserves for slow moving and demonstration inventory.

       As of September 30, 1996, the Company had no borrowings. During fiscal year 1996, the Company is committed to pay approximately $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       The Company's financing requirements may vary materially from those now planned because of results and changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's mar-keting strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that its cash and cash equivalents, together with trade credit arrangements and cash flow generated from operations, will be sufficient to fund the Company's operations for the three month period following September 30, 1996. Accordingly, the Company will have to obtain additional financing to support its operations. There is no assurance, however, that such financing will be obtained.

       The Company's cash requirements may vary materially from those planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments and the intro-duction of competitive products. The Company currently has no credit facility with a bank or other financial institution. Historically, the Company and certain of its customers have jointly borne a substantial portion of developmental expenses on projects with such customers. There can be no assurance that such sharing of expenses will continue. The Company continues its efforts to increase sales of its existing products and to complete development and initiate marketing of its products and processes now under development.

       The Company is seeking to enter into strategic alliances with corpo-rate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental management). The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its radial flow chromatography technology in return for royalty bearing licenses to the developed applica-tions. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful.

       The Company's Class A Common Stock, Class A Warrants, Class B Warrants and Units are quoted on the NASDAQ SmallCap Market and are listed on the Pacific Stock Exchange (Tier II).

       The Company entered into a lease for new facilities in Hayward, California with annual rent of $76,900 and relocated its facilities in February 1996.

       From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and develop-ment activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: the volatility of revenues and negative cash out flow discussed above; and changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control.




                          PART II - OTHER INFORMATION

  Item 1    Legal Proceedings.                 Not Applicable.

  Item 2.   Changes in Securities                   Not Applicable.

  Item 3.   Defaults Upon Senior Securities         Not Applicable.

  Item 4.   Submission of Matters to a Vote of Security Holders.   Not
  Applicable

  Item 5.   Other Information.                 Not Applicable.

  Item 6.   Exhibits and Reports on Form 8-K

         (a)     Exhibits.
            The following exhibits are filed as part of this Report:
                    3.1(1)         Restated Articles of Incorporation of the
                                   Company, as amended to date
                    3.2(2)         Restated Bylaws, as amended to date
                    4.1(1)         Form of Warrant Agreement among the Com-
                                   pany, the Underwriter and American Stock
                                   Transfer Company, including Forms of Class
                                   A Warrant Certificates and Class B Warrant
                                   Certificates
                    4.2(1)         Form of Unit Option Agreement between the
                                   Company and the Underwriter
                    4.3(1)         Form of Specimen Class A Common Stock Cer-
                                   tificate
                    4.4(1)         Form of Specimen Class B Common Stock
                                   Certificate
                    4.5(1)         Form of Specimen Class E Common Stock
                                   Certificate
                    4.6(1)         Bridge Warrant Agreement, including forms
                                   of Bridge Warrant Certificate
                    10.1(2)        Lease dated July 3, 1995 between Hayward
                                   Business Park, Inc. and the Company
                    10.2(1)        Employment Agreement between the Company
                                   and Vinit Saxena effective September 1,
                                   1994
                    10.3(1)        Employment Agreement between the Company
                                   and Q. R. Miranda effective September 1,
                                   1994
                    10.4(1)        Form of Indemnification Agreement between
                                   the Company and each director and officer
                                   of the Company
                    10.5(1)        Convertible Promissory Notes and Warrants
                    10.6(1)        1994 Stock Option Plan
                    10.7(3)        Master Purchasing Agreement with Thermax
                                   Limited dated April 23, 1996
                    10.6(4)        1996 Stock Option Plan


                    (1) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
                    (2) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
                    (3) This exhibit which is incorporated herein by reference was previously filed by the Company as an exhibit to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
                    (4) This exhibit which is incorporated herein by reference was previously filed by the Company as an exhibit to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

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



                                        SEPRAGEN CORPORATION

          Date: November 14, 1996       By:    /s/Vinit Saxena

                                        Vinit Saxena
                                        Chief Executive Officer, President
                                        and Principal Financial and Chief
                                        Accounting Officer