Form 10KSB
period 1996-12-31
SEPRAGEN CORP
filed 1997-04-28
CIK 794154

FORM 10-KSB
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
  (Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from           to

  Commission file number 0-25726

                          SEPRAGEN CORPORATION
             (Name of small business issuer in its charter)
       California                                           68-073366
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)
            30689 Huntwood Drive, Hayward, California 94544
           (Address of principal executive offices, zip code)
               Issuer's telephone number:  (510) 476-0650

      Securities registered pursuant to Section 12(b) of the Act:
      Units, each consisting of one unit of Class A Common Stock, no par value,
   one Redeemable Class A Warrant and one Redeemable Class B Warrant;

                  Class A Common Stock, no par  value;

     Redeemable Class A Warrants, each Redeemable Class A Warrant, entitling the holder to purchase one share of Class A Common Stock and one Redeemable Class B Warrant;

      Redeemable Class B Warrants, each Redeemable Class B Warrant entitli ng the holder to purchase one share of Class A Common Stock

                            (Title of Class)

   Securities registered pursuant to Section 12(g) of the Act:  None.

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X   No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowl-edge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
     Issuer's revenues for its most recent fiscal year were:
  $1,002,562.
     The aggregate market value of Class A Common Stock (voting stock) held by non-affiliates on March 31, 1997 was $2,963,347 (computed on the basis of the last sale price of a share of Class A Common Stock on that date as reported in NASDAQ SmallCap Market trading). In addition, non-affiliates held 302,267 shares Class B and Class E Common Stock (voting stock) which are convertible into Class A Common Stock, but are not registered under the Securities Exchange Act of 1934, as amended, as of March 31, 1997.

     The number of shares outstanding of each of the registrant's classes of Common Stock at March 31, 1997, was:
                      Class A Common Stock      2,155,254
                      Class B Common Stock        701,177
                      Class E Common Stock      1,209,894

       Transitional Small Business Disclosure Format   Yes;  X  No

   THIS REPORT INCLUDES A TOTAL OF 53 PAGES.  EXHIBIT INDEX BEGINS ON
  PAGE 49.

                                 PART I

  Item 1.   Description of Business

  Company History

       The Company was incorporated as a California corporation in 1985. Since 1986, it has operated as the developer, manufacturer, assembler and distributor of products employing radial flow chroma-tography ("RFC") technology.

       The Company currently develops, assembles and markets liquid chromatography columns and computer-controlled liquid chromatogra-phy process systems for use in the separation and purification of biopharmaceuticals and food and beverage products. The Company's columns utilize RFC technology which the Company believes enables the purification of greater quantities of molecules more effi-ciently than with conventional axial flow chromatography. The Company believes this feature gives RFC a measurable economic advantage over axial flow chromatography. The Company believes its experience in developing and refining RFC technology and delivering RFC products to customers and its existing and pending patent rights relating to RFC technology give it a competitive advantage over others who may employ RFC technology in competition with the Company.

       Within the past two years, the Company has developed specific applications of its separations technology for the food and bever-age industry. The Sepralac(tm) process isolates high value pro-teins from relatively low-value whey, a liquid byproduct of cheese production. Whey currently sells for approximately 50 cents a kilogram and is typically dried and processed into saleable prod-ucts for human consumption or for animal feed. Management believes isolated proteins in the whey can be utilized in infant formula and other products for their nutritional, functional and, in some cases, pharmaceutical value. The Company believes these proteins can be used to manufacture a human infant formula that more closely resembles the protein composition of mothers' milk and protein-based fat or egg white substitute. Individual components within the whey are valued at over $600 per kilogram. The Company has engaged in evaluation studies with three large dairy product companies to evaluate the Sepralac(tm) process.

       The Company has successfully demonstrated in the lab a process called Sepradebitt(tm) to debitter citrus juice. The Company has begun to introduce the concept to juice processors for their evaluation. Other food applications at an early stage of develop-ment are the removal of certain flavors from beverages such as wine and sake, improved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional products from eggs, soy and bovine blood.

       In addition to biopharmaceutical applications and food and dairy applications, the Company is exploring the use of its RFC technology in the environmental management industry. The Company is attempting to develop a process for the removal of heavy metals from liquid waste. The Company believes that rather than shipping tankers full of wastewater, a small Sepragen cartridge of concen-trated toxic metals could be transported to the recycling facility.

       The Company's ability to develop and market its Sepralac(tm) process for whey separation and other potential food and environ-mental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these indus-tries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful.

       The Company's products are currently utilized by several large pharmaceutical companies. Of the 27 FDA approved biopharmaceu-ticals, eight are produced using the Company's RFC technology.
  From 1987, the year in which the Company began sales, through December 31, 1996, the Company has sold approximately $9.1 million of its RFC columns and systems, primarily for use in the biopharmaceutical industry.

  Chromatography Overview

       The two principal methods for separation of components from liquids are filtration and chromatography. Filtration is a physi-cal separations technique which principally utilizes microporous membranes to remove specifically-sized particles. Microporous membranes are thin, film-like materials with millions of uniform microscopic holes. Filtration occurs because molecules smaller than the pores pass through the membrane while larger molecules are restrained. Filtration's specificity is based on the size of the molecule and is therefore less exacting since many different types of molecules may be small enough to pass through the pores result-ing in an impure product.

       In contrast, chromatography is a chemical separations technol-ogy which results in higher purity separation than physical separa-tion technologies such as filtration. Chromatography is performed in tubular columns containing chemically coated porous beads (separations media). A liquid mixture containing the target molecules is pumped through the separations media to a collection channel at the bottom of the column. As the mixture flows through the column, only the target molecules bind to the surface of the separations media. Because the binding is chemical and not based on size, the resulting purity of the end product is high.

       Conventional axial flow chromatography is a process where the liquid mixture is pumped vertically through the column. As axial flow chromatography processes are increased in scale from labora-tory quantities to clinical and commercial production quantities, the capacity of the chromatography column must be increased. The capacity can be increased in one of three ways: (i) the height of the column can be increased, which increases the back pressure required to pump the fluid through the column and lowers the productivity; (ii) the diameter of the column can be increased which results in inefficient separation; or (iii) the number of columns can be increased which increases the capital and operating costs.

       The Company developed its RFC technology as a means of solving the scale-up problems associated with axial flow chromatography.
  In RFC, the flow of the liquid is perpendicular rather than paral-lel to the axis of the column. The Company believes radial flow technology offers higher volumetric productivity and several other technical, economic and safety-related advantages over axial flow chromatography. RFC permits the production volume to be increased without any significant impairment to the quality of purification and without the use of high hydrostatic pressure. Typically, axial flow chromatography on a large scale is run at flow rates of between 5 to 15 column volumes per hour. The flow rates typically decrease as the column volume increases. RFC is routinely run at between 20 to 75 column volumes per hour depending on the applica-tion. As a result, greater quantities of purified molecules can be produced more efficiently than with axial flow chromatography, and the process makes more efficient use of the separations media. The Company believes this feature gives RFC a measurable economic advantage over axial flow chromatography. While still significant at lower volumes, the importance of these advantages increases as the volume of the molecules to be processed increases (or scaled up ) to metric ton or kiloliter quantities and as the per unit cost of processing such molecules grows relative to the selling price of the compounds.

  Strategy

       The Company has undertaken to reposition itself strategically in the two years since its 1995 initial public offering. Its original strategy was to sell RFC equipment and instrumentation primarily to the "scale-up end" of the rapidly growing biopharmaceutical marketplace while researching applications in the food and dairy markets. The Company and its competitors discovered that while there has been tremendous growth in the biotechnology industry, most of it has been at the research and development levels and has not made a sizable impact on the manufacturing end of the business. Accordingly, sales of commercial scale equipment by the Company have been significantly less than the Company anticipated. The Company believes that while long-term growth prospects in this market are good, it has made short-term reduc-tions in cost in this area. In the past two years, the Company has developed Sepralac(tm) and Sepradebitt(tm) processes. Developing separation solutions to large volume markets that do not have long FDA approval hurdles. The Company believes that will allow it to meet its near-term growth objectives. The business model that the Company expects to negotiate for these proprietary processes would include royalties in addition to equipment and resin sales, which the Company believes could provide for an attractive return on sales. The Company is currently in negotiations with a large dairy ingredient producer for commercialization of the Sepralac(tm) process. However, as of this date no agreements have been reached with any producers and no assurance can be given that the commer-cialization of the Sepralac(tm) or Sepradebitt(tm) processes will provide significant revenues to the Company.

  Biopharmaceutical Industry

       The biopharmaceutical market encompasses biological drugs derived from natural sources such as human plasma, plant and tissue extracts to those derived from genetically engineered microorgan-isms. Chromatography, because of its ability to specifically isolate the desired molecules, is used extensively in the biopharmaceutical industry to purify and isolate biological drugs.

       Before a biopharmaceutical product can be sold commercially, it must be approved by the Food and Drug Administration (the FDA ) which can take approximately seven to ten years. The FDA approval process requires a number of well-defined phases. At each phase, more of the biopharmaceutical product is required to be produced. In the discovery state of the process, scientists isolate and identify a candidate biomolecule with potential therapeutic appli-cations. Also, it is necessary to develop an effective means of isolating small quantities of the target molecule for testing from cell culture fluid in which genetically engineered cells are grown.

       After the therapeutic potential of a biomolecule has been established, clinical trials are conducted to evaluate the safety and efficacy of the biopharmaceutical in humans. A manufacturing process is developed to produce increasing amounts of the pure biopharmaceutical as the product passes through each phase of clinical testing and after FDA approval into commercial manufac-ture.

       As the biopharmaceutical product moves through the FDA ap-proval process, it becomes increasingly less likely that the manufacturer will change either the manufacturing equipment or process. This is because the onus is on the manufacturer to prove that the changes have not effected the process or the product.
  This can often be a time consuming and expensive diversion. Accordingly, it is critical that the Company sell its products to manufacturers for use in both laboratory-scale and pilot-scale development of biopharmaceutical products so that its radial flow columns and systems are part of a newly approved drug manufacturing process.

  Food and Beverage Industry

       The Company believes its RFC technology can be used to develop a broad range of high volume processes in the food and beverage industry. RFC allows the production of substantially pure composi-tions of molecules that have nutritional or other value and the removal of substances from various foods and beverages that have been identified as harmful or that adversely affect flavor or other qualities. In many cases, processes for separating and purifying or removing these molecules are either not currently available or require relatively high levels of capital investment and ongoing operating expenses.

  Separating the Components of Whey.

       The Company has developed a process called Sepralac(tm) for separating and purifying the components of whey, a by-product of cheese production. The whey is the liquid part of the milk remain-ing after the curds used for the cheese have formed and been separated. A substantial portion of the liquid whey is dried and processed into salable products for human consumption or as animal feed. The remainder of the whey is disposed of as waste.

       Whey is comprised of several different components which in their pure form have nutritional, functional and, in some cases, pharmaceutical value. Whey sells for approximately $0.50 a kilogram, but individual components within the whey are valued at over $600 per kilogram. Conventional processing technologies do not allow for economic separation and purification of each of the components of the whey. As a result, whey is used currently in dry form in whey protein concentrate ( WPC ) and whey protein isolate
  ( WPI ). WPI is a recent product introduction indicating an industry trend towards higher value, higher purity and higher protein content products. WPC and WPI are used in infant formula, foods, soups, beverages and confectionery and bakery products for their nutritional and functional properties including emulsifica-tion, foaming and gelling. These properties can be improved if certain protein components are either isolated in a pure form or removed, depending on certain factors. For example, fat contained in WPC reduces foamability which is a desired property in ice creams, shakes and bakery products.

       Using Sepragen's Sepralac(tm) process, the Company believes individual whey components can be separated more economically. The Company believes the isolated components can be used in a variety of applications to produce improved end products or entirely new products. There can be no assurance that commercial applications for whey proteins isolated using the Company's Sepralac(tm) process can be found, or that such proteins can be sold at prices in excess of the costs of development.

       Humanized Infant Formula. Commercial infant formula is made from WPC and WPI which is fortified with vitamins and minerals. Compared to human milk, the protein composition of this formula contains certain undesirable components while other desirable components are present in very small quantities. The Company believes that having access to certain protein components that can be separated using the Sepralac(tm) process will give the infant formula manufacturer the ability to produce infant formula that more closely resembles the protein composition of human milk.

       Other Whey Applications. Having the ability to separate the individual proteins in the whey potentially creates additional applications for those proteins. Certain protein components could be added to sports drinks to improve nutritional value without curdling or "precipitating." Certain protein components could replace egg whites since they provide better whippability and gelation characteristics. Additional applications for protein components include geriatric products where a specialized nutri-tional profile is desired, meat products where enhanced binding is required and ice creams and shakes where increased whippability is desired.

  Debittering Citrus Juice.

       The Company has successfully demonstrated in the lab a process called Sepradebitt(tm) to debitter citrus juice. A patent was applied for in December 1996. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from sales of such processes to date. Orange processing in both California and Florida results in unsqueezed juice that is too bitter to use. If processors could use all of the juice in the orange, not just that obtained in the first squeeze, their economics would improve. Additionally, oranges grown in California go through a period of months when they are too bitter to be processed into juice. Similarly, the bitter-ness of grapefruit juice prevents its use as an ingredient in mixed juice production. Debittering grapefruit juice may extend its usage to new applications. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from the sale or license of this process to date.

  Other Food Applications.

       Other food applications at an early stage of development are the removal of certain flavors from beverages such as wine and sake, improved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional proteins from eggs, soy and bovine blood.

  Environmental Industry

       Major industrial companies, such as computer chip manufactur-ers and chemical companies, pay recyclers to transport wastewater in tankers from the manufacturing site to the reclamation facility. Since the waste stream is dilute, the manufacturer is paying mostly to transport the water.

       The Company's RFC process might be used to concentrate the toxic metals contained in the wastewater at the manufacturer's site. The Company believes that instead of shipping tankers full of wastewater, a small Sepragen cartridge of concentrated toxic metals could be lifted out of the Company's columns and transported to the recycling facility. The ability of the Company's columns to concentrate toxic metals found in wastewater has been beta-site tested at major manufacturers. In order to commercialize this process, among other things, the Company needs to obtain regulatory permits and have access to a recycling facility. No assurance can be given that the Company will be able to obtain the necessary permits or access to any recycling facility on terms that allow for profitable development of the Company's technology for the environ-mental industry.

  Necessity of Alliances and Partnerships

       The Company's ability to develop and market its Sepralac(tm) process for whey separation and other potential food and environ-mental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or strategic alliances with established companies in each market. The Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. While the Company continues to have discussions with a number of different companies, particularly those interested in its Sepralac(tm) process, it has not established any partnerships, joint ventures or strategic alliances in any industry group and there can be no assurance that the Company will be able to do so in the future or that any such partnership, joint venture or strategic alliance will be success-ful.

  Products and Systems

       The Company is attempting to develop complete processes for the food and environmental markets. However, for the biopharmaceu-tical market, its current product offering includes the "tools" needed to develop a process: workstations for control automation and monitoring the separation processes; resins and other chroma-tography media; and processes using RFC technology. The Company currently markets its line of Superflo(r) RFC columns and its QuantaSep(r) computer controlled system.

       Superflo RFC Columns. The Company began marketing labora-tory-scale RFC columns in 1987. Superflo(r) columns are now available in laboratory-scale, pilot-scale and commercial-scale configurations, from 50 milliliters to 350 liters in volume. The Company believes the linear scalability of Superflo(r) columns from laboratory-scale research and development work through commer-cial-scale processing and manufacture operations is particularly important to pharmaceutical and biotechnology companies seeking to minimize the expense and time required for commercializing newly discovered drugs. Of equal importance is the ability of Super-flo(r) columns to be run in commercial-scale settings at relatively high fluid flow rates and relatively low hydrostatic pressures. In addition, Superflo(r) columns can be used with many different types of separations media currently available for liquid chromatography applications, such as ion exchange, affinity, hydrophobic, reverse phase and other types of absorption/desorption reactions. Super-flo(r) columns can be run manually, on the Company's QuantaSep(r) system (discussed below) or on other chromatography systems.

       Superflo(r) columns are available in both stainless steel and high-grade plastic and are designed to comply with the FDA's standards for Good Laboratory Practices ("GLP") and Good Manufac-turing Practice ("GMP") for the manufacture of pharmaceuticals and therapeutic drugs. The prices of Superflo(r) columns vary accord-ing to material type and size. Prices range from $500 for labora-tory models to more than $100,000 for larger models.

       QuantaSep Computer-Controlled Liquid Chromatography Systems. The Company commenced commercial shipments of its QuantaSep(r) 1000 computer-controlled chromatography workstation during 1992. The system consists of hardware and electronics, software, pumps, tubing, fittings, sensors, detectors and related equipment. This system is capable of controlling the flow of multiple liquid inputs through an array of up to three chromatography columns and several process monitoring instruments. The QuantaSep(r) system allows the benefit of computer controlled chemical process design and process-ing to be applied to liquid chromatography.

       Process development, particularly in the biopharmaceutical industry, has traditionally required long periods to test alterna-tive separation and purification processes. In addition, the problems of converting laboratory-scale processes to operate at a commercial scale require continual revision to the processes. The QuantaSep(r) enables a user to automatically perform these tasks. The QuantaSep's benchtop liquid chromatography system is designed to work with the high flow rates provided by radial flow columns as well as with the precision needed by new higher performance chroma-tography media.

       The QuantaSep 1000 can be used with pilot-scale columns providing flow rates of up to one liter per minute. The current version of the QuantaSep system is designed to facilitate the development, optimization and scale-up of multi-step chromatography protocols for many different types of target biomolecules and to operate under the FDA's GLP and GMP drug development and manufac-turing environments. The Company intends to further develop its QuantaSep technology for application to commercial-scale processing operations.

       The QuantaSep system is available in several configurations and can be used with axial flow as well as radial flow columns. The price of the current QuantaSep 1000 version of the QuantaSep system ranges from $75,000 to $125,000, depending on the various features, sizes and options ordered.

       Large Scale QuantaSep. In 1996, the Company developed a large scale QuantaSep capable of delivering flow rates of up to 5 li-ters/minute. This machine can be used to automate and control manufacturing processes in the biopharmaceutical industry or for pilot scale evaluations in food applications. It brings all the process features of flexibility, ease of use and precision fluid handling contained in the QuantaSep(r) to large scale use.

       Version 2.0 Software. In 1996, the Company developed a new software package for the QuantaSep system to address evolving needs for the use of RFC technology in larger manufacturing processes in biopharmaceutical and food applications. This "Windows" based software allows a user to run a process, collect data, analyze data and continuously monitor the process. It operates with a highly interactive graphics process diagram "dashboard."

       Separations Media. Based in part upon the technology acquired in its purchase in June 1994 of certain assets of BPS Separations, a U.K. company that went into receivership, the Company has com-menced development of consumable resin or media products for chromatography columns. The novel media named SepraSorb(tm) is based on a "sponge" as opposed to a "bead" configuration. This configuration has several significant advantages over conventional resins for "front-end" (pre-chromatography) separations of crude biological material. In a typical chromatographic separation process, cell debris or aggregates are removed from the raw mate-rial or feed stream prior to chromatography so as not to foul the chromatography media. This step increases the cost of the opera-tion and reduces yield because of product loss associated with this step. The Company believes that the unique ability of the Sepra-Sorb(tm) media to handle "dirty streams" without clogging will eliminate various pre-chromatography steps and increase overall yield and productivity of many purification processes. Tests show that SepraSorb(tm) media in radial flow columns combine the advan-tages of RFC and sponge media technologies and increase overall productivity of the process. The Company has only recently commer-cially introduced SepraSorb(tm) cartridges to the biopharmaceutical market and there have been no sales of this product to date.

  Customers, Sales and Marketing

       The Company is currently marketing its products to the biotech industry through three direct salespeople domestically, coupled with distributors overseas that are supported by the Company's staff located in Europe and Asia. The Company currently has no written distribution contracts with any U.S. distributors. The Company may also seek to enter into strategic alliances or contrac-tual arrangements such as joint venture, licensing or similar collaborative agreements with other companies having preestablished marketing and distribution networks. If the Company enters into contractual arrangements, the Company may lose some control over part or all of the marketing and distribution of the Company's products. There can be no assurance that the Company will be able to enter into any such arrangements on terms acceptable to the Company, or at all.

       In 1996 approximately 62% of sales revenues were from sales to customers in the United States and 38% to customers outside the United States. Of the Company's 1996 sales revenues, over 23% were attributable to production-scale chromatography column products, less than 11% to laboratory-scale and pilot-scale chromatography column products and the balance to QuantaSep systems. Approxi-mately 90% of the sales were to biopharmaceutical or pharmaceutical companies, and 10% of sales were to companies engaged in evaluation studies for food and dairy separations applications of the Com-pany's technology.

       The Company's future growth and profitability will depend, in large part, on the success of its personnel and others in fostering acceptance among the various markets of the use of the Company's products as an alternative to existing products (e.g., the use of Superflo(r) columns as an alternative to the prevailing use of axial flow chromatography columns) and in negotiating joint ven-tures and alliances in the dairy, food, beverage and environmental industries. The Company's success in marketing its products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and perceived benefits of the Company's products. There can be no assurance that the Company's efforts or the efforts of others will be successful, that any of the Company's proposed products will be favorably accepted among the targeted markets, or that the Company's products will ever achieve the level of sales necessary for the Company to operate profitably.

  Research and Development

       The Company spent approximately $1,077,000 and $1,487,000 on research and development for the years ended December 31, 1995 and 1996, respectively. Substantially all of the Company's research and development expenditures to date have related to its RFC columns, QuantaSep systems and Sepralac(tm) process, including related purification technology.

       The Company maintains an on-going research and development program that covers the following areas:

     (i) improvements and extensions of existing products which exploit the Company's patents to address specific cus-tomer needs;

     (ii)   continued development of separation media; and

     (iii) continued development of commercial-scale liquid chroma-tography processes based on RFC technology for food, dairy and environmental applications.

  Patents, Trademarks and Intellectual Property

       The Company considers patent protection of its processes to be important to its business prospects. The Company currently holds twelve patents and three patent applications in the United States relating to its technologies. In addition, the Company holds seven patents and four patent applications in various foreign countries.

       The first of the Company's patents was issued in 1986 for its radial flow processes and method relating to purification columns. Since then, the Company has successfully obtained patents for various other technologies. The Company's patents are issued for the following inventions and have the expiration dates indicated (assuming all required maintenance fees are paid):

            U.S. Patent Reg. Nos. 4,627,918 (11/4/05); 4,676,898
            (11/4/05); 4,840,730 (11/4/05) and 4,865,729 (11/4/05)
            cover different horizontal or radial flow chromatography methods and apparatuses.

            U.S. Patent Reg. No. 5,462,659 (6/15/13) covering axial flow chromatography columns.

            U.S. Patent Reg. No. 4,708,782 (9/15/06) covers a combi-nation horizontal or radial flow chromatography column and electrophoresis apparatus.

            U.S. Patent Reg. Nos. 4,740,298 (11/4/05) and 4,867,947
            (9/19/06) cover interface apparatuses for directing the output of a chromatography column to a point of use/detection and/or identification such as mass spec-trometry device.

            U.S. Patent Reg. No. 4,705,616 (9/15/06) covers a combi-nation electrophoresis/ mass spectrometry probe for performing the two processes of electrophoretic separa-tion of a sample followed by introduction of the sepa-rated sample to a mass spectrometry apparatus.

            U.S. Patent Reg. No. 4,833,083 (11/04/05) covers a packed bed bioreactor for anchorage or nonanchorage dependent cells, or for immobilized enzymes, that is capable of achieving high cell densities or concentrations of reac-tion products.

            U.S. Patent Reg. No. 5,492,723 (2/20/13) covers a method of producing a cross-linked flexible sponge adsorbent medium.

            U.S. Patent Reg. No. 5,597,489 (3/02/15) covers a method for removing contaminants from water.

       The Company also has three patent applications pending before the U.S. Patent and Trademark Office. The first relates to a method for the sequential separation of whey proteins; the second relates to a method of producing a cross-linked cellular sponge to an absorbent medium; and the third relates to high throughput debittering.

       The Company intends to continue to pursue patent protection for the various technologies it develops. There can be no assur-ance that any of the Company's issued patents will afford protec-tion against a competitor, that any patents issued or licensed to the Company could not be designed around or invalidated or that the Company's pending patent applications will result in issued pat-ents. In addition, there can also be no assurance that any appli-cation of the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be re-quired for the Company's processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforce-ability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial.

       The Company believes that patents in certain foreign countries are more difficult and expensive than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domes-tic patents, with the attendant risks of infringement of the Company's patents and loss of market share to infringing competi-tion.

       The Company also relies upon unpatented proprietary technol-ogy, and in the future may determine in some cases that its inter-est would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. To the extent that consultants or other third parties apply technological information independ-ently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

       The Company's name, helix logo, Superflo and QuantaSep trade-marks are registered on the Principal Register of Trademarks maintained by the U.S. Patent and Trademark Office, and applica-tions to register the mark SepraSorb, Sepragen, S and Design and Sepralac are pending.

  Competition

       The Company faces significant competition in three principal areas of its business. With respect to the Company's liquid chromatography equipment, resins and systems, competition comes from companies that make liquid chromatography equipment and systems and companies that make separation and purification equip-ment and systems that compete with liquid chromatography. In the market for liquid chromatography equipment and systems, the Com-pany's major competitors are Pharmacia Biotech, Inc., Amicon (a division of Millipore Corporation), BioSepra Inc., PerSeptive Bio-systems, Inc. and a number of smaller companies. In particular, the Company can expect intense competition from the fast flow resins and scaled-up process systems and workstations being devel-oped by Pharmacia, BioSepra and PerSeptive Biosystems. The Company intends to compete through the introduction of innovative liquid RFC products and systems that enable cost effective and large-scale separation and purification systems.

       With respect to the Company's liquid chromatography processes under development for application in the food and dairy industries, the Company will face competition from existing producers of whey and other food ingredients who are attempting to develop existing separation technology for fractionating dairy ingredients. Such competitors include overseas companies Danmark Protein, New Zealand Dairy Board and Immucell Corporation and Davisco International Incorporated in the United States. In addition, the Company may face competition from companies in the chromatography equipment industry such as BioSepra, PerSeptive Biosystems and Pharmacia to the extent the dairy and food industries begin using chromatography separation processes in the future and from companies providing competing technologies, such as membrane filtration and ion ex-change, including APV Pasilac AS, Calgon Carbon Corporation, Ionics, Incorporated and Osmonics, Inc., which are currently used in food separation processes.

       With respect to the Company's liquid chromatography processes under development for application in the environmental management industry, the Company will face competition from providers of competing technologies currently utilized in the waste disposal industry, including carbon absorption, membrane filtration, ion exchange and precipitation. Such competitors will include large established companies in the environmental industry such as Ionics, United States Filter Corporation/Whittier, Inc. and Osmonics and many smaller manufacturers. There can be no assurance that the Company will be able to compete successfully in any of its target markets.

  Manufacturing and Supplies

       The hardware for the Company's RFC columns and the software and certain components for the QuantaSep system are produced by third party contract manufacturers. The Company assembles the products and performs quality control. The Company intends to continue to enter into additional arrangements with third parties to manufacture the components of its products according to specifi-cations provided by the Company. For example, in 1996, the Company signed an agreement with Thermax Ltd., a supplier of ion-exchange resins headquartered in India, to manufacture certain of its resins. The Company continues to monitor production at these manufacturing facilities to assure compliance with product specifi-cations. There can be no assurance that the Company will be able to enter into future arrangements, on acceptable terms or at all, for the manufacture of its products by others or that any manufac-turer will be able to meet any demand for such products on a timely or cost effective basis.

       The Company currently relies and intends to continue to rely on certain suppliers to provide substantially all of the materials required to produce its products, including, but not limited to, fabricated steel, plastics, wiring, circuitry and computer hard-ware. The Company has been and expects to continue to be able to obtain all materials needed for these purposes without any signifi-cant interruption or sudden price increase, although there can be no assurance thereof. The raw materials utilized in the manufac-ture and assembly of the Company's products are readily available from a wide variety of industry sources. The Company does not believe its production depends on any single group of suppliers or third party contract manufacturers.

       In the future, the Company may decide to manufacture directly certain of its existing or proposed products. Manufacture of the Company's products will require expensive equipment and experienced personnel. Although certain of the Company's officers have had manufacturing experience with other companies, the Company has limited manufacturing experience and capabilities. There can be no assurance that the Company will be able to obtain the requisite financing, attract or retain experienced personnel or be able to establish a suitable manufacturing facility.

  Employees

       As of March 31, 1997, the Company employed a staff consisting of 20 full-time employees and one part-time employee. In order to maximize the efficiency of this small staff, most employees serve in various functions as different needs arise. The Company has not experienced any strikes or work stoppages and considers its rela-tionship with its employees to be satisfactory. The Company's employees are not covered by any collective bargaining agreement.

       The Company intends to add additional employees on an as needed basis in the areas of research, production, development, marketing, sales and administration, including a Vice President of Manufacturing and a Chief Financial Officer in the foreseeable future. The Company's future success is substantially dependent on its ability to attract and retain highly competent technical and administrative personnel.

  Item 2.   Description of Property

       The Company leases approximately 23,000 square feet of assem-bly, laboratory and office space in Hayward California for a current annual rental of $76,900. Of this space, approximately 13,700 square feet are allocated to manufacturing, approximately 1,700 square feet to the Company's laboratories, and approximately 7,600 square feet to the Company's executive and administrative offices. The term of the lease expires on September 30, 2000.


  Item 3.   Legal Proceedings

       Neither the Company nor its officers or directors are parties to any pending legal proceedings involving a matter the outcome of which is expected to have a material adverse effect on the Com-pany's financial position or results of operations.


  Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                PART II


  Item 5.   Market for Common Equity and Related Stockholder Matters.

       (a) Market Information.

       The Company's IPO Units, Class A Common Stock, Class A War-rants and Class B Warrants have been quoted on Nasdaq Small Cap Market since March 23, 1995 (under the symbols SPGNU, SPGNA, SPGNW and SPGNZ) and have been listed on the Pacific Stock Exchange (Tier
  II) since November 22, 1995 (under the symbols SPN U TT, SPN TT, SPN WS A TT and SPN WS B TT). The high and low bid prices for the IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants as reported by Nasdaq since that date are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                       Class A     Class A    Class B
                      IPO Units   Common Stock    Warrants   Warrants
  1995                 Low   High    Low  High   Low  High  Low  High
  First Quarter
   (since March 23)  $5.00  $5.75  $3.00 $3.75  $.75 $1.00 $.50  $.50
  Second Quarter      5.00   5.50   3.25  3.50   .50  1.00  .50  1.25
  Third Quarter       5.00   5.75   3.25  3.50  1.00  1.25  .50   .50
  Fourth Quarter      4.00   5.69   2.00  3.63   .75  1.63  .50   .75

       1996
  First Quarter      $3.50  $4.88  $1.50 $3.50 $ .81 $1.50  n/a   n/a
  Second Quarter      3.50   6.03   2.63  3.88   .94  1.25 $.75  $.88
  Third Quarter       3.38   5.00   2.13  2.88   .75  1.00  .81   .81
  Fourth Quarter      1.88   4.30    .88  2.38   .63   .88  .56   .81

       As of March 31, 1997, the last sale price as reported by Nasdaq for the IPO Units, the Class A Common Stock, the Class A Warrants was $1.875, $1.375 and $.75, respectively and the last sale price for the Class B Warrants on March 20, 1997, as reported by Nasdaq, was $.563.

       Prior to March 23, 1995, the Class A Common Stock, Class A
  Warrants, Class B Warrants and IPO Units were not publicly traded. There is no public market for Class B or Class E Common Stock and Class E common is not transferrable.

       (b) Holders. As of March 31, 1997, there were 32 record holders of Class A Common Stock, 41 record holders of Class B Common Stock and 64 record holders of Class E Common Stock. The majority of the outstanding shares of Class A Common Stock are held of record by nominee holders on behalf of a number of ultimate beneficial owners which the Company has been informed exceeds 500.

       (c) Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

  Item 6.   Management's Discussion and Analysis or Plan of Operation

       The following table sets forth selected financial information with respect to the Company for each of the five year periods ended December 31, 1996 which have been derived from the financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, whose report for the years ended December 31, 1996 and 1995 is included elsewhere herein and includes an explanatory paragraph regarding the Company's ability to continue as a going concern. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto, included elsewhere herein.

  Selected Financial Data

                                        Year Ended December 31
                     1996        1995        1994        1993         1992

  Statements of Operations

  Revenues     $1,002,562  $1,046,256  $1,787,418  $1,314,790     $799,163

  Net Loss    $(3,579,049)$(2,912,857)  $(862,289)
                                                  $(1,095,051) $(1,474,945)

  Net Loss
   Per Share       $(1.25)     $(1.25)     $(1.17)     $(1.49)      $(2.21)

  Weighted
  Average number
  of shares
  outstanding   2,856,431   2,332,283     735,528     734,052      666,662

  Balance Sheets
  (December 31)      1996        1995        1994        1993         1992

  Total
  Assets       $1,407,425  $5,086,806  $1,544,152    $631,934     $819,391
  Total
  Liabilities    $375,318    $490,012  $3,196,117  $1,487,281     $726,812
  Shareholders'
   Equity
   (Deficit)   $1,032,107  $4,596,694
                                      $(1,651,965)  $(855,347)     $92,579


       The following table is included as an aid to understanding the Company's operating results. The table sets forth the percentages which each item bears to revenues and the percentage change in dollar amounts from year to year.



                            Percentage
                                               Year to Year Percentage
                      Relationship to Revenues     Increase (Decrease)
                         Percent of Percent of          Year      Year
                           Revenues   Revenues         Ended     Ended
  Account Name                 1996       1995          1996      1995

  Revenues                     100%       100%          (4)%     (41)%
  Cost and Expenses
    Cost of goods sold          84%        65%           23%     (32)%
    Selling, general
      and administrative       234%       218%            3%      128%
    Research and
      development              148%       103%           38%      135%
     Total costs
       and expenses            466%       386%           16%       64%
  Loss from operations       (366)%     (286)%           22%      345%
  Interest expense             (0)%      (13)%        (100)%     (27)%
  Interest income
    and other, net              9%        21%           59%       n/a

  Net loss                   (357)%     (278)%           23%     238%


  General

       The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appear-ing elsewhere in this report.

       The Company was founded in July 1985 and was engaged solely in
  research and development operations until 1987.   The Company
  introduced its line of Superflo(r) radial flow chromatography columns in 1987 and its QuantaSep(r) 1000 computer control and automation system for liquid chromatography in September 1991.
  From 1987 through December 31, 1996, the Company has achieved over $9.1 million in sales while generating an accumulated shareholders' deficit of $11.9 million. In March 1995, the Company completed its initial public offering ("IPO") of 2,070,000 shares of Class A Common Stock, 2,070,000 Class A Warrants and 2,070,000 Class B Warrants and 2,070,000 units, including 270,000 units issued in connection with overallotments ( IPO Units ), with each IPO Unit consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant. The IPO generated net proceeds to the Company of $8,353,000 and included proceeds from the exercise by the underwriter of its over-allotment option.

       From the date of the completion of the IPO, the Company has focused most of its expenditures on increasing its sales and administrative staff. A substantial portion of the Company's sales to date has been of laboratory-scale and pilot-scale Superflo(r) columns to pharmaceutical and biotechnology companies seeking to evaluate the Company's radial flow chromatography technology. The Company believes that customer tests of these columns have gener-ally been successful, and a number of pharmaceutical and biotech-nology companies have purchased commercial-scale Superflo(r) columns. In addition, the Company is currently negotiating with several dairy industry concerns regarding the Sepralac(tm) process for dairy whey separation. The Company is attempting to negotiate an arrangement which will involve either a joint venture for manufacture of various products or a license combined with the purchase of equipment utilized in the process from the Company.
  The Company expects that its ability to expand markets for its processes and products to food, beverage, and environmental custom-ers will substantially depend upon its ability to gain industry acceptance of its separation processes through forming partnerships or alliances with established companies in each market.

  Results of Operations

       Year Ended December 31, 1996 Compared to Year Ended December
  31, 1995

       In 1996, net sales decreased by $44,000 or 4% from 1995. The decrease is due to the fact that the decision to buy Radial Flow
  (RFC) equipment has more to do with where a drug is in the FDA process than with the desirable features of the RFC products.
  Since the RFC's advantages appear only at large scale, when a drug is in the pre-clinical and early clinical stages where small volumes of drug are sufficient, RFC products do not offer signifi-cant advantage. As more drugs move through the FDA approval process into Phase three clinical trials and commercial production, (i.e., to large scale production), the competitive advantages of RFC with regards to linear productivity become significant and, thus, the Company hopes its orders pick up.

       The biotech industry has been turning to outsourcing for its early clinical production. Major drug companies have an overcapac-ity of production facilities and pick up the slack by manufacturing for smaller companies. Several companies dedicated to manufactur-ing have also arisen over the past few years. However, as drug approvals are received, the Company expects it customers to invest in their own manufacturing capacities increasing demand for prod-ucts sold by the Company.

       The Company faces competition from major companies which provide products from lab-scale to industrial-scale and have enormous marketing power. The Company is thus shifting its strat-egy to get into the food and environmental areas through more aggressive research and development in order to derive more of its revenues from these markets.

       Gross margin decreased by $199,000 or 55% from 1995. As a percentage of sales, gross margin decreased from 35% to 16%. The decrease in gross margin is due to the higher cost of customizing the software for large QuantaSep products shipped in late 1996, and the increase in inventory reserve for slow moving and obsolete inventory.

       Selling, general and administrative expenses increased by $64,000. The increase was primarily due to higher rent and other expenses related to the Company's new facility.

       Research and development expenses increased by $410,000 from $1,077,000 in 1995 to $1,487,000 in 1996. the increase was attrib-
  utable to expenditures related to the development of Sepralac, SepraSorb, Sepradebitt and further development of QuantaSep prod-ucts.

       Net loss for 1996 was $3,579,000 compared to a net loss of $2,913,000 for 1995. The increase in net loss was due to lower margins and higher expenses.

       In the year ended December 31, 1996, sales to the Company's three largest customers accounted for 53% of total sales. Histori-cally, the Company has concentrated its sales with a few customers who took delivery for the Company's largest columns and who do not make regular large purchases from the Company in succeeding years.

       For the years ended December 31, 1995 and 1996, sales of the Company's products to foreign markets accounted for approximately 41% and 38%, respectively, of the Company's sales. Foreign sales expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barri-ers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regula-tions, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of its products. In addition, the Company may experience difficul-ties in providing prompt and cost-effective service of its products in foreign countries. The Company does not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon the Company's business, operations and financial condition. The Company attempts to mitigate risks applicable to foreign sales by effecting foreign sales through established independent distrib-utors with greater experience and resources for dealing with foreign customers and foreign trade issues, and by denominating all sales contracts in U.S. dollars, thereby minimizing risks from foreign currency exchange fluctuations.

  Charge to Income in the Event of Conversion of Class E Common Stock

       The shares of Class E Common Stock and all shares issuable upon the exercise of options to purchase Class E Common Stock will be automatically converted into Class B Common Stock if and only if: (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the conversion of the Class E Common Stock (as derived from the Company's financial statements audited by the Company's independent accountants) meets certain thresholds commencing at $4.0 million for the fiscal year ending December 31, 1997 and increasing to $8.1 million for the fiscal year ending December 31, 1999; or (b) the Bid Price of the Company's Class A Common Stock for 30 consecutive trading days shall average in excess of certain prices (ranging from $12.50 to $20.00 per share) during specified periods following March 23, 1995. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Class E Shares will be converted into Class B Common Stock.

       In the event any shares of Class E Common Stock are converted to Class B Common Stock and such shares are held by officers, directors or employees of, or consultants to, the Company, compensation expense will be recorded for financial reporting purposes as required by generally accepted accounting principles ("GAAP"). Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum prices required for the conversion of the Class E Common Stock, such conversion will be deemed additional compensa-
  tion expense of the Company.   Accordingly, the Company may, in the
  event of the conversion of Class E Common Stock, recognize during the periods in which the earnings thresholds are met or are proba-ble of being met or such minimum bid prices are attained, a sub-stantial earnings charge equal to the fair market value of the Class E Common Stock converted, which charge will have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The conversion of Class E Common Stock would have a dilutive effect on earnings
  (loss) per share as a result of the increase in the number of outstanding shares. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or its working capital, it will increase the accumulated deficit and may have a depressive effect on the market price of the Company's securities. See Note 10 of the Notes to Financial Statements.

       A total of 1,209,894 shares of Common Stock held by the 64 shareholders who owned shares of the Company prior to the IPO have been designated as Class E Common Stock. The Class E Common Stock was created in September 1994 to fund a restricted stock dividend with respect to the outstanding shares of Class B Common Stock.
  The shares of Class E Common Stock are entitled to five votes per share on all matters to be voted on by shareholders; provided, that in a election of directors, each shareholder is entitled to cumula-tive voting. Shares of Class E Common Stock have no right to share in dividends or other distributions and are redeemable by the Company at $.01 per share in the event certain earning thresholds or the price of the Company's Class A Common Stock does not attain certain targets over the next five years. If such earning thresh-olds or price targets are attained on or before December 31, 1999, the Class E Common Stock will be automatically converted into shares of Class B Common Stock.

       One-half of the then outstanding shares of Class E Common
  Stock and one-half of shares issuable upon the exercise of options to purchase Class E Common Stock will be automatically converted into Class B Common Stock if and only if:

       (a) The Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the conversion of the Class E Shares (as derived from the Company's financial statements audited by the Company's independent accountants) ("Minimum Pretax Income") amounts to at least $4.0 million for the fiscal year ending December 31, 1997, provided that if additional shares are issued, earnings must increase in accordance with the formula set forth below; or

       (b) The Minimum Pretax Income amounts to at least $5.6 million for the fiscal year ending December 31, 1998, provided that if additional shares are issued, earnings must increase in accor-dance with the formula set forth below; or

       (c) The Minimum Pretax Income amounts to at least $8.1 million for the fiscal year ending December 31, 1999, provided that if additional shares are issued, earnings must increase in accor-dance with the formula set forth below; or

       (d) The "Bid Price" (as defined herein) of the Company's Class A Common Stock for any 30 consecutive trading days shall average in excess of $16.50 during the period commencing with the October 23, 1996 and ending March 23, 1998 (subject to adjustment in the event of any reverse stock splits or similar events).

       For this purpose, the Bid Price is the closing bid price of the Class A Common Stock in the over-the-counter market, as re-ported by Nasdaq, or the closing sale price if listed on the Nasdaq National Market System or a national stock exchange.

       All shares of Class E Common Stock will be converted into Class B Common Stock if:

       (a) The Minimum Pretax Income amounts to at least $4.9 million for the fiscal year ending December 31, 1997, provided that if additional shares are issued, earnings must increase in accor-dance with the formula set forth below; or

       (b) The Minimum Pretax Income amounts to at least $6.8 million for the fiscal year ending December 31, 1998, provided that if additional shares are issued, earnings must increase in accor-dance with the formula set forth below; or

       (c) The Minimum Pretax Income amounts to at least $9.7 million for the fiscal year ending December 31, 1999, provided that if additional shares are issued, earnings must increase in accor-dance with the formula set forth below; or

       (d) The Bid Price of the Company's Class A Common Stock for any 30 consecutive business days shall average in excess of $20.00 during the period commencing with October 23, 1996 and ending March 23, 1998.

       The "Minimum Pretax Income" amounts set forth above will be adjusted by multiplying the amount shown for each fiscal year by a fraction, (i) the numerator of which is the weighted average number of shares of all classes of common stock of the Company outstanding during the fiscal year for which the determination is being made (including Class E Common Stock, but excluding any shares of common stock issued upon exercise of options subject to the Company's 1994 Stock Option Plan adopted August 30, 1994, as amended), and (ii) the denominator of which is the sum of: (a) the number of shares of all classes of Common Stock outstanding as of March 23, 1995 and
  (b) the number of shares of Class A Common Stock sold pursuant to the IPO. Minimum Pretax Income will be calculated exclusive of any extraordinary earnings or extraordinary charges, including but not limited to any charge to income resulting from the conversion of Class E Common Stock to Class B Common Stock or any charge to income resulting from the issuance of equity securities (restricted or otherwise) to the Company's directors, employees or consultants.

       In the event the foregoing earnings or market price levels set forth above are not met by December 31, 1999, all shares of Class E Common Stock will be immediately redeemed by the Company at $.01 per share after March 31, 2000. The earnings levels and the share prices set forth above were determined by negotiation between the Company and Blair and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Class E Shares will be converted into Class B Common Stock.

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

  Liquidity and Capital Resources

       The Company had working capital of $513,000 and $4,233,000 on December 31, 1996 and 1995, respectively. The decrease in the working capital of $3,720,000 reflects the net use of cash in operating activities and leasehold improvements.

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

       From its inception, the Company's expenditures have exceeded its revenues. Prior to the IPO, the Company financed its opera-tions primarily through private equity placements in an aggregate amount of approximately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environmental Technologies Corporation ("Romic"), an entity controlled by Mr. Schneider. In addition, the Company has histori-cally relied on customers to provide purchase price advances for development and scale-up of its radial flow chromatography columns. As of December 31, 1996, the Company had shareholders' equity of $1,032,107.

       As of December 31, 1996, the Company had a working capital balance of approximately $513,000. For the year ended December 31, 1996, net cash used in operating activities was $3,145,142. This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet any growth in demand for its products from the dairy, food and bever-age, pharmaceutical and biotechnology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applica-tions within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

       The decrease of $302,728 in inventory from December 31, 1995 to December 31, 1996 was due primarily to the shipment of two large QuantaSep Systems and the booking of inventory reserves for slow moving and demonstration inventory.

       As of December 31, 1996, the Company had no borrowings.
  During 1996, the Company paid $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       The Company's financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that its cash and cash equivalents, together with trade credit arrangements and cash flow generated from operations, will be sufficient to fund the Company's operations through May 31, 1997. Accordingly, the Company will have to obtain additional financing to support its operations.

       The Company is currently attempting to secure additional financing through either the sale of additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company will be able to secure financing on reasonable terms or at all.

       While the IPO Units, Class A Common Stock and Class A and Class B Warrants have been listed on Nasdaq SmallCap Market and the Pacific Exchange ( PSE ) Tier II, there can be no assurance that the Company will meet the criteria for continued listing of securi-ties on Nasdaq or the PSE. These continued listing criteria for Nasdaq Small Cap Market generally include a minimum of $2,000,000 in total assets, $1,000,000 in capital and surplus, a minimum bid price of $1.00 per share of common stock and 100,000 shares in the public float. In addition, the common stock must have at least two registered and active market makers and must be held by at least 300 holders and the market value of its public float must be at least $200,000. If an issuer does not meet the $1.00 minimum bid price standard, it may, however, remain on Nasdaq if the market value of its public float is at least $1,000,000 and the issuer has capital and surplus of at least $2,000,000. The continued listing criteria for the PSE generally include a minimum of $500,000 in net tangible assets, at least $2,000,000 in net worth, a minimum bid price of $1.00 per share of common stock, 300,000 shares in the public float and at least 250 public beneficial holders. The Company's financial statements indicate it did not meet the net asset requirements for continued listing on Nasdaq SmallCap Market as of December 31, 1996. If the Company should become unable to meet the continued listing criteria of Nasdaq and the PSE and is delisted therefrom, trading, if any, in the IPO Units, Class A Common Stock and the Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. The Company's securities would also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

       The Company's cash requirements may vary materially from those planned because of factors such as the timing of significant product orders, commercial acceptance of new products, patent developments and the introduction of competitive products. The Company currently has no credit facility with a bank or other financial institution. Historically, the Company and certain of its customers have jointly borne a substantial portion of develop-mental expenses on projects with such customers through purchase price advances or joint development projects with each party sharing some of the costs of development. There can be no assur-ance that such sharing of expenses will continue. The Company continues its efforts to increase sales of its existing products and to complete development and initiate marketing of its products and processes now under development.

       The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental manage-
  ment). The Company's ability to develop and market its Sepra-lac(tm) process for whey separation and other potential food and environmental products and processes will be substantially depend-ent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particu-lar, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assis-tance and financial assistance. The Company believes that develop-ment, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance
  will be successful.   The Company hopes to enter into alliances
  that will provide funding to the Company for the development of new applications of its RFC technology in return for agreements to purchase its equipment and royalty bearing licenses to the devel-oped applications.

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

       This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underly-ing such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expection or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," and similar expressions may identify forward-looking statements.

       Taking into account the foregoing, the following are identi-fied as some but not all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of the Company:

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception.
  The Company must secure additional financing through either the sale of additional securities or debt financing to continue opera-tions past June 1, 1997. Although the Company is attempting to secure such financing, there can be no assurance that such financ-ing will be available to Company on reasonable terms or at all. If the Company is unable to secure such capital it will likely not meet the net asset and capital and surplus levels required for continued listing of its securities on the Nasdaq SmallCap Market and the Pacific Exchange Tier II. See Item 6 "Management's Discus-sion and Analysis or Plan of Operation-Liquidity and Capital Resources."

       Competition. In both its biopharmaceutical industry market and in the market for its process systems for food, beverage, dairy and environmental industries, the Company faces intense competition from better capitalized competitors. See Item 1 "Business-Competi-tion."

       Dependence on Joint Ventures and Strategic Partnerships. The Company's entry into the food, dairy and beverage market for its process systems will be substantially dependent upon its ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. As of the date of this report, no such alliances have been final-ized and there can be no assurance that the terms of any such alliance will produce profits for the Company. See Item 1 "Business-Necessity of Alliances and Partnerships".

  Item 7.   Financial Statements

       (a) Financial Statements. The financial statements of the Company as of December 31, 1996 and 1995 and for the years then ended have been audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their report thereon. The financial statements included in this section are as follows:

                                                               Page

  Report of Independent Accountants                              22

  Balance Sheets as of December 31, 1996 and 1995                23

  Statements of Operations for the years ended December 31,
    1996 and 1995                                                24

  Statements of Shareholders' Equity (Deficit) for the
    years ended December 31, 1996 and 1995                       25

  Statements of Cash Flows for the years ended December 31,
    1996 and 1995                                                26

  Notes to Financial Statements                                  27




                   REPORT OF INDEPENDENT ACCOUNTANTS


  To the Board of Directors and Shareholders
  Sepragen Corporation:

       We have audited the accompanying balance sheets of Sepragen Corporation (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (defi-cit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial state-ments based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sepragen Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying financial statements have been prepared assuming that Sepragen Corporation will continue as a going con-cern. As more fully discussed in Note 1 to the financial state-ments, the Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The finan-cial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Coopers & Lybrand L.L.P.
  COOPERS & LYBRAND L.L.P.



  San Francisco, California
  February 28, 1997

                          SEPRAGEN CORPORATION

                             BALANCE SHEET

                                 ASSETS
                                                      December 31,
                                                  1996         1995
  Current assets:
      Cash                                   $ 217,057      $23,364
      Marketable securities                         --    3,586,145
      Accounts receivable, less
         allowance for doubtful accounts
         of $10,298 and $30,459
         at December 31, 1996 and
         1995, respectively                    183,805      278,688
      Inventories                              474,892      777,620
      Prepaid expenses and other                12,633       57,130
         Total current assets                  888,387    4,722,947
  Furniture and equipment, net                 388,201      252,150
  Intangible assets, net                       130,837      111,709
                                            $1,407,425   $5,086,806




          The accompanying notes are an integral part of these financial statements.

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
      Accounts payable                      $  196,686    $ 230,799
      Accrued liabilities                       67,665      174,395
      Accrued payroll and benefits             110,967       80,633
      Interest payable                              --        4,285
         Total current liabilities             375,318      490,112
  Commitments (Note 9):
      Class E common stock, no par value--
      1,600,000 shares authorized;
      1,209,894 shares issued and
      outstanding at December 31,
      1996 and 1995; redeemable at
      $.01 per share (Note 10)                      --           --
  Shareholders' equity (deficit):
      Preferred stock, no par value--5,000,000
        shares authorized; none issued and
        outstanding at December 31,
        1996 and 1995                               --           --
      Class A common stock, no par value--
        20,000,000 shares authorized;
        2,149,155 and 2,070,000 shares
        issued and outstanding at December
        31, 1996 and 1995                    8,812,701    8,353,737
      Class B common stock, no par value--
        2,600,000 shares authorized;
        707,276 and 786,431 shares
        issued and outstanding at
        December 31, 1996 and 1995           4,100,992    4,559,956
      Net unrealized loss on available-
        for-sale securities                         --      (14,462)
      Accumulated deficit                  (11,881,586)  (8,302,537)
         Total shareholders'
           equity (deficit)                  1,032,107    4,596,694
                                            $1,407,425   $5,086,806


           The accompanying notes are an integral part of these financial statements.

                          SEPRAGEN CORPORATION

                        STATEMENTS OF OPERATIONS
             for the years ended December 31, 1996 and 1995

                                                 For the Years
                                              Ended December 31,
                                           1996              1995

  Revenues:
     Net sales                      $ 1,002,562      $  1,046,256
  Costs and expenses:
     Cost of goods sold                 840,593           685,291
     Selling, general, and
        administrative                2,344,273         2,280,130
     Research and development         1,487,231         1,077,342
        Total costs and expenses      4,672,097         4,042,763
        Loss from operations         (3,669,535)       (2,996,507)
  Interest expense                          --           (138,482)
  Interest income and other, net         90,486           222,132
        Net loss                    $(3,579,049)     $ (2,912,857)

  Net loss per common and common
     equivalent share (Note 1)            (1.25)      $     (1.25)

  Weighted average shares
     outstanding (Note 1)             2,856,431         2,332,283


           The accompanying notes are an integral part of these financial statements.

                       SEPRAGEN CORPORATION
           STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
          for the years ended December 31, 1996 and 1995

                                                                                     Net
                                                                                     unrealized
                                                                                     loss on
                                     Common Stock                                    available
                   Cls A Comn              Cls B Comn              Cls E Comn        for-sale-    Accum
                   Shares      Amt         Shares  Amt             Shares     Amt    securities   Deficit      Total
  Balance
  at January
  1, 1995                                  722,776   $3,737,715    1,111,961                      $(5,389,680) $(1,651,965)

  Issuance of common
    stock upon conversion
    of note payable
    to shareholder and
    related interest                         57,224     794,909        88,039                                      794,909

  Issuance of common stock
   for cash, net of
   $478,494 of issuance
   costs           2,070,000   $8,353,737                                                                        8,353,737


  Issuance of common stock upon
   conversion of note payable
   and related interest                       6,431      27,332         9,894                                       27,332

  Net unrealized loss on available-
    for-sale securities                                                              $(14,462)                     (14,462)

  Net loss                                                                                         (2,912,857)  (2,912,857)

  Balance at December
    31, 1995       2,070,000    8,353,737   786,431   4,559,956    1,209,894 $--      (14,462)   (8,302,537)     4,596,694

  Conversion of Class
    B common stock
    into Class A
    common
    stock             79,155     458,964    (79,155)   (458,964)                                                        --

  Net unrealized
    gain on available-
    for-sale securities                                                                14,462                       14,462

  Net loss                                                                                         (3,579,049)  (3,579,049)


  Balance at December
      31, 1996     2,149,155   $8,812,701   707,276  $4,100,992    1,209,894 $--     $--          $(11,881,586)  $1,032,107



           The accompanying notes are an integral part of these financial statements.

                          SEPRAGEN CORPORATION

                        STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996 and 1995

                                             1996            1995
  Cash flows from operating activities:
      Net loss                      $ (3,579,049)    $(2,912,857)
      Adjustments to reconcile net
        loss to net cash used in
        operating activities:
        Depreciation and amortization    104,845          30,428
        Loss on disposal of fixed assets   1,748              --
        Provision for obsolete
          inventories                     49,829              --
        Changes in assets and liabilities:
          Accounts receivable, net        94,883          31,092
          Inventories                    252,899        (527,767)
          Prepaid expenses and other      44,497          48,620
          Accounts payable               (34,113)        (92,531)
          Accrued liabilities           (106,730)        (82,251)
          Accrued payroll and benefits    30,334           6,303
          Interest payable                (4,285)        (28,285)
             Net cash used in
              operating activities    (3,145,142)     (3,527,248)
  Cash flows from investing activities:
      Acquisitions of
        marketable securities         (2,454,383)    (15,279,736)
      Proceeds from sale of
        marketable securities           6,054,990     11,679,129
      Acquisitions of furniture
        and equipment                   (238,634)       (234,484)
      Intangible assets                  (23,138)             --
         Net cash provided by
         (used in)
         investing activities          3,338,835      (3,835,091)
  Cash flows from financing activities:
      Proceeds from issuance
        of common stock                       --       8,832,231
      Repayment of bridge notes payable       --      (1,550,000)
      Repayment of convertible
        notes payable to shareholders         --         (50,000)
      Repayment of convertible
        note payable                          --         (87,000)
         Net cash provided by
          financing activities                --       7,145,231
             Net increase
             (decrease) in cash          193,693        (217,108)
  Cash at beginning of period             23,364         240,472
  Cash at end of period                $ 217,057         $23,364

  Supplemental disclosure of cash flow information:
      Conversion of note
        payable to shareholder
        and related interest to
        common stock                      $   --        $794,909
      Deferred costs of
        securities registration
        offset against proceeds from
        issuance of common stock          $   --        $478,494
      Conversion of note payable
        and related accrued interest
        to common stock                   $   --         $27,332
      Net unrealized gain (loss)
        on marketable securities         $14,462        $(14,462)


           The accompanying notes are an integral part of these financial statements.

                          SEPRAGEN CORPORATION
                     NOTES TO FINANCIAL STATEMENTS

  1.   Operations and Summary of Significant Accounting Policies:

  Operations:

       Sepragen Corporation (the "Company") develops, manufactures and markets proprietary liquid chromatography columns and computer- -controlled liquid chromatography process systems. These products are used by the biopharmaceutical industry for the separation and purification of a broad range of molecules. The Company believes its products enable pharmaceutical companies to reduce time and cost required to develop and manufacture biopharmaceuticals over existing technologies.

       Export sales for the Company (principally to Europe and Asia) were $382,801 and $430,820 for the years ended December 31, 1996 and 1995, respectively. Export sales expose the Company to certain risks, not limited to the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates and political and economic instability.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large market-ing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flows to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Summary of Significant Accounting Policies:

       Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Concentrations of Credit Risk: The Company performs ongoing credit evaluations within the context of the industry in which it operates. The Company maintains reserves for potential credit losses on customer accounts, when deemed necessary, and such losses have been within management's expectations.

       Substantially all cash is on deposit with one financial institution.

       For the year ended December 31, 1996, two customers individu-ally accounted for 34% and 11% of sales. For the year ended December 31, 1995, the Company had five customers who individually accounted for 24%, 18%, 14, 11% and 10% of sales. At December 31, 1996, three customers accounted for 74% of accounts receivable.

       Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

       Marketable Securities: Marketable securities, consisting primarily of short-term bonds with original maturities of over three months, are classified as available-for-sale and are carried at fair market value. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity (deficit). Interest income is accrued as earned.

                                SEPRAGEN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (Continued)


  1.   Operations and Summary of Significant Accounting Policies:
  (Continued)

       Inventories: Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

       Furniture and Equipment: Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets which range from two to five years. Maintenance and repairs are charged to expense as incurred while major improvements are capi-talized. Leasehold improvements are amortized over their useful lives or lease term, whichever is shorter.

       Costs of assets disposed of and the related amounts of accumu-lated depreciation are eliminated from the accounts in the year of disposition, and any resulting gain or loss is included in opera-tions.

       Intangible Assets: Intangible assets, consisting of internal and purchased patent application costs, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the patents of approximately seven years.

       Income Taxes: The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differ-ences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

       Revenue Recognition: The Company recognizes revenue from product sales upon shipment and customer acceptance. For custom sales under contract, revenue is recognized using the percent complete method, with recognition deferred until the Company has received customer acceptance, as specified in the related con-tracts.

       Initial Public Offering: The Company's initial public offering was declared effective by the Securities and Exchange Commission on March 23, 1995. The offering of 1,800,000 Units, each consisting of one share of Class A common stock, one redeemable five year Class A warrant and one redeemable five year Class B warrant, provided net proceeds of $7,242,351 to the Company. Class A warrants are exercisable to purchase one share of Class A common stock and one Class B warrant. Class B warrants are exercisable to purchase one share of Class A common stock. In May, 1995, the underwriter exercised its overallotment option for 270,000 Units, generating an additional $1,111,386 of net proceeds to the Company. At December 31, 1996, 2,070,000 Units with related Class A and B warrants were outstanding as a result of the initial public offer-ing and the overallotment transaction. See Note 5 for a discussion of additional warrants issued and outstanding at December 31, 1996.

       As part of the underwriting agreement for the initial public offering, the Company granted the underwriter a Unit purchase option to purchase 180,000 Units at $7.25 per Unit. The Unit purchase options become exercisable on March 23, 1997.

       Deferred Costs of Securities Registration: The costs associ-ated with the Company's initial public offering were accrued as incurred and recorded as a reduction to the proceeds of the offer-ing upon closing.

                                SEPRAGEN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (Continued)


  1.   Operations and Summary of Significant Accounting Policies:
  (Continued)

       Per Share Data: Net loss per common and common equivalent share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares is-sued during the 12-month period prior to the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method, including the effect of the assumed conversion of convertible debt and the estimated public offering price per share. Restricted shares issued as Class E common stock and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding.

       New Statements of Financial Accounting Standards: In February of 1997, Statement of Financial Accounting Standards No. 128, (SFAS
  128), "Earnings Per Share" was issued and is effective for finan-cial statements issued for periods ending after December 15, 1997. SFAS 128 supersedes APB No. 15 "Earnings per Share", and simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements of APB No. 15 with a "basic" EPS compu-tation based upon weighted-average shares outstanding. The Company believes that the implementation of this new pronouncement will not have a material impact on the amounts calculated under the current EPS methodology.

  2.   Marketable Securities:

       Investments in available-for-sale securities at December 31, 1995 were as follows:
                                        Gross
                                   Unrealized         Fair
                            Cost       Losses        Value
        Debt
        securities    $3,600,607      $14,462   $3,586,145

        There were no marketable securities held by the Company on December 31, 1996.

  3.   Inventories:

       Inventories consist of the following:
                                               At December 31,
                                               1996       1995
                 Raw materials           $  294,424  $ 459,474
                 Finished goods             180,448    318,146
                                           $474,872   $777,620

  4.   Furniture and Equipment:

       Furniture and equipment consist of the following:

                                                At December 31,
                                              1996        1995

                 Office equipment         $ 79,675   $ 116,054
                 Machinery                  77,130      87,430
                 Furniture and fixtures      5,813       8,815
                 Lab equipment             114,033      57,299
                 Leasehold improvements    283,641     127,384
                                           560,342     162,498
                 Less accumulated
                   depreciation
                   and amortization       (172,141)   (144,832)
                                          $388,201    $252,150

                                SEPRAGEN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (Continued)



  5.   Notes Payable:

       In June 1994, the Company issued a note payable of $25,000 to an unrelated party, bearing interest of 7%. The note and related accrued interest were converted to common stock in 1995. These options were outstanding and exercisable at December 31, 1996.

       In June 1994, the Company issued a convertible note payable bearing interest of 10% to an unrelated party, for cash of $87,000. In addition, the note holder received options to purchase 868 shares of Class B and E common stock at an exercise price of $4.25. The note was repaid in 1995.

       In November 1994, the Company completed a bridge financing of 31 bridge units. Each unit consisted of a bridge note in the face amount of $50,000 which bore interest at an annual rate of 10% and bridge warrants to purchase 25,000 shares of Class A common stock at $3.00 per share. The bridge notes were repaid upon completion of the Company's initial public offering in 1995. Upon completion of the initial public offering, the bridge warrants were automatically converted into Class A warrants on a one for one basis. These warrants to purchase 775,000 shares of common stock were outstand-ing at December 31, 1996, all of which are exercisable.

       At December 31,1994, the Company had a note payable to a shareholder of $727,000. This note bore interest of 10% and was payable on demand. During 1995, the Company issued to this share-holder 57,224 shares of Class B common stock and 88,039 shares of Class E common stock in exchange for the cancellation of the note's principal amount of $727,000 and the related accrued interest of $67,909. As part of the consideration for the conversion of the debt and accrued interest, the Company granted this shareholder options to purchase 59,090 shares of Class B common stock and 90,910 shares of Class E common stock at $5.50 per share. These options are immediately exercisable, on an all or none basis, and terminate on January 15, 2000.

       In June 1994, the Company issued convertible notes payable to shareholders for cash of $50,000. The notes and related interest were repaid during 1995.

       Interest expense on related party debt was $9,265 in 1995.

  6.   Defined Contribution Plan:

       In January 1996 the Company established a profit sharing plan that covers substantially all officers and employees. Both the Company and employees contribute to the Plan. The Company contrib-utes up to $500 per employee per year and such contributions vest 20% a year over five years. The Company contributed $7,000 to the Plan in 1996.

                                SEPRAGEN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (Continued)

  7.   Stock Options:

       The Company has issued non-qualified stock options to purchase shares of the Company's common stock to certain employees, consul-tants, and directors. The options vest over a period of two to ten years and expire through 1999. Shares sold under the existing stock option agreements are subject to various restrictions as to resale and right of repurchase by the Company. Generally, the exercise price is not less than the fair value of the common stock at the date of grant.

       In August 1994 and June 1996, the Board of Directors of the Company adopted the 1994 and 1996 Sepragen Corporation Stock Option Plans (the "Stock Option Plans"). The Stock Option Plans provide for the issuance of options covering up to 400,000 and 250,000 shares of Class A common stock (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events), respectively. Options may be granted under the Stock Option Plans to employees, officers or directors of, and consultants and advi-sors to, the Company. Options will be granted under the Stock Option Plans within the sole discretion of the Board of Directors.

                                SEPRAGEN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (Continued)

  7.   Stock Options: (Continued)

       Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or nonqualified stock options. The purchase price of Class A common stock subject to an option shall be determined by the Board of Directors at the time of grant, provided that the purchase price of incentive stock options is not less than the fair market value of the Company's Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the incre-ments in which it is exercisable are determined by the Board of Directors, provided that no option may be exercised before one year or after ten years from the date of grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limita-tion will be treated as a nonqualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant.

       The following table summarizes the Company's stock option activity for the years ended December 31:

                                          1996              1995
                                     Weighted-         Weighted-
                                       Average           Average
                                      Exercise          Exercise
                                  Shares
                                         Price      Shares
                                                           Price

       Outstanding at
          beginning of year      575,766  $5.20    136,550  $5.68
            Granted              231,311   2.12    540,730   5.13
            Forfeited            (94,963)  5.28   (101,514)  3.00
       Outstanding at
          end of year            712,114  $4.19    575,766  $5.20

       Options exercisable
          at year-end            423,993           375,403

                                SEPRAGEN CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (Continued)


  7.   Stock Options: (Continued)

       The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                Options Outstanding     Options Exercisable
                                Weighted-
                       Number     Average  Weighted-      Number   Weighted
  Range of        Outstanding   Remaining    Average Outstanding    Average
  Exercise        at December  Contrctual   Exercise at December   Exercise
  Prices             31, 1996        Life      Price    31, 1996      Price

  $0.88 to $1.00      100,189         4.8      $0.88       4,289      $1.00
  $2.38 to $3.88      156,092         4.2       3.07      27,342       3.30
  $5.00 to $5.51      443,555         2.2       5.17     382,430       5.20
  $9.02 to $10.06      12,278         1.1       9.83       9,932       9,78
  $0.88 to $10.06     712,114         3.0      $4.19     423,993      $5.14

       At December 31, 1996, the Company has a right to repurchase 1,494 shares of Class B common stock and 2,298 shares of Class E common stock, held by the president of the Company, upon the exercise of stock options granted to certain employees of the Company, at a repurchase price of $.033 per share.

       The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its Stock Option Plans. Compensation expense is recorded when the exercise price of options is less than the fair value of the common stock at the measurement date, or when options previously issued are modified.

       The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-based Compensation." If the compen-sation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss and net loss per share in 1996 and 1995 would have been:

                                      1996           1995
       Net loss as reported   $(3,579,049)   $(2,912,857)
       Pro forma              $(3,778,976)   $(3,657,382)
       Net loss per share,
         as reported               $(1.25)        $(1.25)
       Pro forma                   $(1.32)        $(1.57)

  The weighted average fair value of options granted during 1996 and 1995 was $1.94 and $3.84, respectively. The fair value of each option granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Risk free interest rate  5.3% to 6.8%
       Expected life  2 to 6 years
       Volatility     145.81%
       Dividend yield --

  The weighted average expected life was calculated based on the estimated exercise behavior of the Company's employees, consul-tants, and directors.

  8.   Income Taxes:

       Deferred tax assets are comprised of the following:

                                                   At December 31,
                                                1996             1995

        Net operating loss carryforwards  $4,036,400       $2,769,400
        Intangibles                          237,600          184,300
        Research and development
           credit carryforwards              193,100          171,300
        Compensation related
          to stock options                   125,100          125,100
        Other differences between
          financial reporting
          and tax basis of
          assets and liabilities              92,500           44,300
                                           4,684,700        3,294,400
        Valuation allowance               (4,684,700)      (3,294,400)
        Net deferred tax assets               $   --           $   --

       Due to the uncertainty of the realization of the net deferred tax assets, the balance has been fully reserved. The change in the valuation allowance from December 31, 1995 was an increase of $1,390,300 and from December 31, 1994 was an increase of $1,135,- 800.

       The difference between the income tax benefit at the Federal statutory rate and the Company's effective tax rate is as follows:

       For the years ended December 31:
                                              1996       1995
        Statutory federal income tax rate      34%        34%
        State income taxes                      6          6
        Change in valuation allowance         (40)%      (40)%
                                               --         --


        At December 31, 1996, the Company had net operating loss carryforwards available to reduce its future taxable income of approximately $10,995,000, for federal income tax purposes, and $4,853,000 for California state franchise purposes. These net operating losses expire at various times through 2011.

        At December 31, 1996, the Company had research and develop-ment tax credit carryforwards of approximately $141,000 for federal income tax purposes, and $52,000 for California state franchise tax purposes. These credit carryforwards expire at various times through 2011.

        For federal and state tax purposes, the Company's net operat-ing loss and tax credit carryforwards could be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state laws.

  9.    Commitments:

        The Company currently rents its office and production facil-ity for an annual rental of $76,900 under an annual operating lease which expires September 30, 2000. Rental expense for the years ended December 31, 1996 and 1995 was $76,900 and $62,653, respec-tively.

        On August 30, 1994, the Company entered into employment agreements with Vinit Saxena, its President, and Q. R. Miranda, its Vice President, Corporate Research. The agreements are for a six - year term in the case of Mr. Saxena (expiring September 2000) and a three-year term in the case of Dr. Miranda (expiring September
  1997). Mr. Saxena and Dr. Miranda are to receive salaries of $125,000 and $90,000 per annum, respectively, plus bonuses up to $25,000 and $18,000 per annum, respectively. In addition, the agreements include certain other insurance and severance benefits.

  10.   Restricted Shares:

        The Company has 1,209,894 restricted shares of Class E common stock issued and outstanding at December 31, 1996. These shares will convert to Class B common stock upon the Company's attainment of certain predetermined earnings or market price targets. In the event the Company attains any of the predetermined earnings or market price targets, the fair market value of these shares at the time they are converted to Class B common stock will be deemed additional compensation expense to the Company to the extent such shares are held by officers, directors, consultants or other employees of the Company. The Company will, in such event, recog-nize a substantial non-cash charge to earnings which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. If these predeter-mined earnings and market price targets are not met by December 31, 1999, the shares will be redeemed by the Company at $.01 per share.




  Item 8. Changes in and Disagreements with Accountants on Account-ing and Financial Disclosure.


         None.

                                PART III

  Item 9.   Directors, Executive Officers, Promoters and Control
  Persons; Compliance with Section 16(a) of the Exchange Act

         The Company's Officers and Directors are elected annually to serve until the next annual meeting of shareholders and thereafter until their successors are elected. The number of Directors presently authorized by the Bylaws of the Company is five.

  Name, Offices and Position                             First
  with the Company or Principal                          Became a
  Occupation and Directorships                      Age  Director

  Vinit Saxena                                      41   1985
  President, Chief Executive Officer, Chief Finan-cial Officer, Chairman of the Board and Di-rector of the Company since 1985. He is the inventor of the Company's original radial flow chromatography technology. His back-ground includes several years as a biochemi-cal engineer, product marketing manager, and most recently as a product marketing manager for industrial chromatography with Bio-Rad
     Laboratories (from 1980-1984) and a manager of production and bioengineering for Bio--
     Response (now Baxter Healthcare) (from 1984--
     1985).  Mr. Saxena has an M.S. in Chemical
     Engineering from Syracuse University and an M.B.A. from the University of California at Berkeley. Mr. Saxena also serves as a direc-tor of Scan Incorporated of Mountain View,
     California, a privately-held artificial in-telligence medical imaging company.

  Armin Ramel*                                      71   1986
  Director of the Company in September 1986 and was elected as Secretary of the Company on 1995.
     He has been employed since July 1993 as Vice
     President of Product Development of Scios
     Nova Inc., a publicly-held biotechnical com-pany. From November 1982 to June 1993, Dr.
     Ramel was employed by Genentech, his last position there being Senior Director of the Process Science Division from April 1991 to
     June 1993.  From 1969 to October 1982, Dr.
     Ramel was employed in various positions at Hoffmann - La Roche, Inc., his last position there being Director of the Biopolymer Re-search Department from 1977, to October 1982.
     Prior to 1969, he was a professor at the University of Basel, Switzerland and State
     University of New York at Buffalo. Dr. Ramel holds a Ph.D. in physical chemistry from the University of Basel.

  Robert Leach*                                     53   1995
  Director of the Company since October 1, 1995.
     Since 1992, Mr. Leach has been involved in consulting and interim management responsi-bilities for four start-up technology devel-opment stage companies in transition. Since
     September 1995, he has been the Chief Operat-ing Officer of the U.C.S.D. CONNECT Program in Technology and Entrepreneurship. Prior to the CONNECT position, Mr. Leach's activities included: (i) Hemagen Pfc/Ltd. of San Fran-cisco, California, a company engaged in de-velopment of drug delivery and diagnostic imaging technology, where Mr. Leach served as President from July of 1992 to February of 1993; (ii) Exogene Corporation of Monrovia,
     California, a company researching metabolic engineering technology, where Mr. Leach serv-ed as Chief Executive Officer and Chairman of the Board from February of 1993 to March of 1994; (iii) Synzyme Corporation of Irvine,
     California, a company engaged in developing products for the detoxification of blood substitutes where Mr. Leach served as Chief
     Executive Officer from July of 1994 to Decem-ber of 1994; and (iv) Chromaxome Corporation of San Diego, California, a company develop-ing chemical agents from natural oceanic sources for application to the drug industry, where Mr. Leach has been Chairman of the Board between March of 1995 until June 1996 when the Company was acquired by Houghton
     Pharmaceutical. Mr. Leach was retained to facilitate a restructuring or sale of Exogene
     Corporation. The assets of Exogene Corpora-tion were acquired by Parnassus, Inc. in March of 1994 and Mr. Leach resigned as an officer and director in March of 1994. Sub-sequent to his resignation, Parnassus, Inc.
     filed for protection under Chapter 7 of the Bankruptcy Code in September 1994 and Exogene
     Corporation filed for bankruptcy protection under Chapter 7 of the Bankruptcy Code in December 1994. From 1990 to 1992, Mr. Leach was President and Chief Executive Officer of
     Genencor International of Rochester, New
     York, the second largest worldwide enzyme producer. From 1982 through 1990, Mr. Leach was President and Chief Executive Officer of
     Genencor, Inc. of South San Francisco, Cali-fornia, a company involved in producing non-drug recombinant DNA products and the devel-opment of protein engineering techniques.
     Genencor, Inc. was acquired by Eastman Kodak
     Company and Cultor, Ltd. in 1990. Mr. Leach has a BS degree in Chemistry and an MBA from Pennsylvania State University and is a member of the American Chemical Society, the Ameri-can Institute of Chemical Engineers, and is a former chairman of the California Biotechnol-ogy Association. Mr. Leach also serves on the Board of Directors of Genomyx Corporation of Foster City, California, since 1988, a company which is engaged in manufacturing sequencing instrumentation for the biotech-nology industry.

  Quirin Miranda                                    57   n/a
  Vice President of Corporate Research of the Com-pany since October 1991. From February 1989 until December 1990, he co-founded and served as President of Food Services Corporation, a research company involved in developing mi-crobiological processes for removing choles-terol from various foods. During his associ-ation with Food Services Corporation, Dr.
     Miranda developed an enzyme-based technology to remove cholesterol from food products.
     Dr. Miranda was elected as a fellow of the American Academy of Microbiology in 1979.
     Dr. Miranda has over 20 years experience in product development in the pharmaceutical and diagnostic industries during which time he was associated with Schering-Plough, Organon
     Diagnostics, IDT (a division of Boehringer
     Ingelheim), International Immunoassay Labora-tories, and DDI Pharmaceuticals. He has a Ph.D. in microbiology from the Victoria Uni-versity of Manchester in the United Kingdom.
     Dr. Miranda is a Fellow of the American Acad-emy of Microbiology and the American Insti-tute of Chemists.


  *    Member of the Compensation Committee and Audit Committee.

       Werner Nielsen resigned as a director of the Company effective November 1, 1996 to devote more time to his other business inter-ests. No replacement director has been appointed.

       The Company has two vacancies on the Board of Directors, which vacancies will be filled by either a vote of the shareholders at a special shareholders meeting or by approval of the Board of Direc-tors prior to the Company's annual meeting in May of 1997. As of this date, no candidates have been nominated for the director's positions by management or any shareholder.

       The Company is currently seeking to employ a Vice President of Manufacturing and a Chief Financial Officer. Although the Company has had discussions regarding such employment with certain individ-uals, no assurance can be given that the Company will be able to employ any of these or other individuals for these positions.

       All directors hold office until the next annual meeting of shareholders and the election and qualification of their succes-sors. Directors receive compensation for serving on the Board of Directors as described below. Pursuant to the Underwriting Agree-ment with Blair, the Company is required to appoint a nominee of Blair to the Board of Directors for a period of five years from March 23, 1995. Blair has not yet selected such a designee. The Company has established audit and compensation committees, a majority of whose members must be non-employee directors. Dr. Ramel and Mr. Leach serve on the audit and compensation committees.
   Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of Mr. Saxena and Dr. Miranda, pursuant to their employment agreements).


  Indemnification

       Pursuant to the Company's Articles of Incorporation, as amended, Bylaws and certain written agreements dated October 27, 1994, officers and directors of the Company will be indemnified by the Company to the fullest extent allowed under California law for claims brought against them in their capacities as officers or directors. The Company has elected not to obtain directors' and officers' liability insurance at this time. No assurance can be given that the Company will be able to obtain such insurance at a price the Board of Directors determines is reasonable. Indemnifi-cation will not be provided if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of the Company, or, with respect to any criminal proceed-ings, if the officer or director had no reasonable cause to believe his conduct was lawful. Accordingly, indemnification may be sought for liabilities arising under the Securities Act. The Underwriting Agreement for the Company's IPO contains provisions under which the Company and Blair have agreed to indemnify each other (including officers and directors) for certain liabilities, including liabili-ties under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commis-sion, such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

  Compensation of Directors

       Members of the Board of Directors who are not employees of the Company will receive an annual cash fee of $3,000 plus $500 for each meeting of the Board of Directors and any of its committees attended by such director, and will also be entitled to reimburse-ment of reasonable expenses incurred in attending such meetings.

  Compensation of Executives

  Employment Agreements

       On August 30, 1994, the Company entered into employment agreements with Mr. Vinit Saxena as its President and Chief Execu-tive Officer, and Dr. Q. R. Miranda, its Vice President of Corpo-rate Research. The agreements are for a six-year term in the case of Mr. Saxena and a three-year term in the case of Dr. Miranda. Mr. Saxena and Dr. Miranda are to receive salaries of $125,000 and $90,000 per annum, respectively, plus bonuses up to $25,000 and $18,000 per annum, respectively. Such compensation may be in-creased and bonuses may be given upon the approval of the Board of Directors of the Company. Mr. Saxena and Dr. Miranda have each agreed to devote their full time and efforts to their employment with the Company. Each of them will be entitled to participate in employee benefit plans.

       The Company has the right to terminate either agreement for cause or as a result of death or permanent disability. Except in the case of termination for cause, upon early termination of their agreements, Mr. Saxena and Dr. Miranda will be entitled to receive their salary plus fringe benefits for a period of 36 months and 12 months, respectively, from the date of termination and any bonuses prorated through the date of termination, so long as they do not violate the nondisclosure and nonsolicitation provisions of their agreements; provided, however, any salary and benefits to be received after termination will be reduced by any salary and benefits such persons receive from any successor position during the post-termination payment periods.

       Mr. Saxena and Dr. Miranda have agreed not to disclose to anyone confidential information of the Company during the term of their employment or thereafter and will not compete with the Company during the term of their employment. All work, research and results thereof, including, without limitation, inventions, processes or formulae, conceived or developed by Mr. Saxena or Dr. Miranda during the term of employment which are related to the business, research, and development work or field of operation of the Company, shall be the property of the Company.

  Key-Person Life Insurance

       The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 on both Mr. Saxena and Dr. Miranda naming the Company as beneficiary under such policies. The Company has agreed with Blair to maintain such policies in force for at least three years from March 23, 1995.

  1994 Stock Option Plan

       On August 30, 1994, the Board of Directors and the sharehold-ers of the Company adopted and approved the 1994 Stock Option Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees, offi-cers, directors, consultants and agents of the Company. The purpose of the 1994 Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors.

       The total number of shares of Class A Common Stock with respect to which options may be granted under the 1994 Stock Option Plan is 400,000. The shares subject to, and available under, the 1994 Stock Option Plan may consist, in whole or in part, of autho-rized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the options, become available for grant under the 1994 Stock Option Plan.

       The 1994 Stock Option Plan is administered by the Board of Directors of the Company, which determines, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or NQSOs, or a combination thereof, and the number of shares of Class A Common Stock to be subject to such options. The Board may, in its discretion, delegate its power, duties and responsibilities under the 1994 Stock Option Plan to a committee consisting of two or more directors who are "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Exchange Act. The exercise price for ISOs must be at least 100% of the fair market value per share of Class A Common Stock on the date of grant, as determined by the Board.

       Options may be exercisable for a term determined by the Board, which may not be less than one year or greater than 10 years from
  the date of grant.   No options may be granted under the 1994 Stock
  Option Plan later than 10 years after the 1994 Stock Option Plan's effective date of August 30, 1994. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder or his or her guardian or legal representative. Options may be exercised only while the original optionee has a relationship with the Company which confers eligibility to be granted options or within 90 days after termina-tion of such relationship with the Company, or up to six months after death or total and permanent disability. In the event the Company terminates such relationship between the original optionee and the Company for cause (as defined in the 1994 Stock Option
  Plan), all options granted to the optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the 1994 Stock Option Plan), at the discretion of the Board, the Board may make certain adjustments to the outstanding stock options.

       The 1994 Stock Option Plan contains certain limitations applicable only to ISOs granted thereunder to satisfy specific provisions of the Code. For example, the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year may not exceed $100,000. In addition, if an optionee owns more than 10% of the Company's stock at the time the individual is granted an ISO, the exercise price per share cannot be less than 110% of the fair market value per share and the term of the option cannot exceed five years.

       Options may be paid for in cash, by check or, in certain instances, by delivering an assignment of shares of Class A Common Stock having a value equal to the option price, or any combination of the foregoing, as stipulated in the option agreement entered into between the Company and the optionee. At the discretion of the Board, the Company may loan to the optionee some or all of the purchase price of the shares acquired upon exercise of an option granted under the 1994 Stock Option Plan.

       The Board may modify, suspend or terminate the 1994 Stock Option Plan; provided, however, that certain material modifications affecting the 1994 Stock Option Plan must be approved by the shareholders, and any change in the 1994 Stock Option Plan that may adversely affect an options rights under an option previously granted under the 1994 Stock Option Plan requires the consent of the optionee.

  1996 Stock Option Plan

            On June 28, 1996, the Board of Directors and the share-holders of the Company adopted and approved the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of incen-tive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees, offi-cers, directors, consultants and agents of the Company. The purpose of the Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors. The terms of this plan are substantially similar to the 1994 Stock Option Plan.

       The total number of shares of Class A Common Stock with respect to which options may be granted under the 1996 Stock Option Plan is 250,000. The shares subject to, and available under, the 1996 Stock Option Plan may consist, in whole or in part, of autho-rized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the options, become available for grant under the 1996 Stock Option Plan.

  Options Granted under 1994 and 1996 Stock Option Plans

       As of March 31, 1997, the Company had outstanding 312,055 options to purchase shares of Class A Common Stock to 18 employees at $5.00 per share under the 1994 Stock Option Plan and 231,311 options to purchase shares of Class A Common Stock to 26 employees at prices ranging from $.875 to $3.13 per share under the 1996 Stock Option Plan. See Compensation Tables.

  Other Outstanding Stock Options

       In addition to the shares of Class A Common Stock with respect to which options may be granted under the Company's Stock Option Plans, the Board of Directors of the Company has granted non-qualified options to various investors and current and former directors, employees, and consultants to the Company to purchase an aggregate of 70,849 shares of Class B Common Stock and 108,995 shares of Class E Common Stock at a weighted average exercise price of $5.51 per share, of which options covering 69,925 shares of Class B Common Stock and 107,573 shares of Class E Common Stock shares were vested as of December 31, 1996 with a weighted average exercise price of $5.45 per share.

  401(k) Profit Sharing Plan

       In 1995, the Company adopted a 401(k) profit sharing plan under which employees may defer a portion of their salary. The
  Plan did not become effective until 1996 and employee deferrals and employer contributions of $73,000 were made in 1996.

  Summary Compensation Table

       The following table sets forth all compensation paid for the past three fiscal years to the chief executive officer and to executive officers whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 1996.

                                     Annual Compensation   L-T Compensation
       (a)                 (b)           (c)         (d)                (g)
                                                                 Securities
  Name and                                                       underlying
  Principal Position      Year Salary (1)(2)       Bonus    Options/SARs(#)

  Vinit Saxena,
  President, Chief        1996      $127,051          $0             33,347
  Executive Officer       1995      $118,044     $25,000            178,324
  and Chief               1994       $67,018          --                 --
  Financial Officer

  Quirin Miranda          1996       $95,042          $0             22,642
  Vice President          1995       $88,867     $18,000             16,984
  of Corporate            1994       $50,999          --                 --
  Research

  (1) Includes all amounts paid or accrued and includes $500 and $400, respectively, matching contributions to the Company's 401K Plan.
       On August 30, 1994, Mr. Saxena waived all rights to deferred salary of approximately $40,000. As of April 1995, Mr. Saxena's base salary increased to $125,000 per year under his new employment agreement. See "Employment Agreements."
  (2) Includes health insurance costs for Mr. Saxena and his family in the amounts of $7,018, $5,929 and $6,238 during 1994, 1995 and
       1996, respectively.
  (3) Includes health insurance costs for Mr. Miranda and his family in the amounts of $5,999, $6,944 and $8,017 during 1994, 1995 and
       1996, respectively.

  Option/SAR Grants in Last Fiscal Year 1996

                                        Individual Grants
  (a)                    (b)             (c)          (d)         (e)
                                  Percent of
                               Total Options
                     Options    SARs granted  Exercise or
                       /SARs    to employees   base price  Expiration
  Name               Granted  in fiscal year       ($/Sh)        date
  Vinit Saxena
  President, Chief Executive
  Officer, Chief Financial
  Officer & Chairman
  of the Board(1)     15,000              6%       $3.130     6/13/01
                       3,947              2%       $2.375    10/10/01
                       5,000              2%       $0.875    12/20/01
                       9,400              4%       $0.875    12/20/01

  Quirin Miranda
  Vice President
  and Director(1)     10,000              4%       $3.130     6/13/01
                       2,842              1%       $2.375    10/10/01
                       3,000              1%       $0.875    12/20/01
                       6,800              3%       $0.875    12/20/01

  Aggregated Option/SAR Exercises in Last Fiscal Year 1996 and
  1996 Fiscal Year-End Option/SAR Values

  (a)                    (b)     (c)       (d)     (e)
                                                Number
                                         of Securities
                                            Underlying             Value of
                                           Unexercised           Uneercised
                      Shares   Value        Optns/SARs        In-the-Money
                 Acquired on  Realzd        at FY -End    Opts/SARs @ FYEnd
                  Excs(#)(1)     ($)    Unexbl    Exbl       Unexbl    Exbl

  Name

  Vinit Saxena
  President, Chief
  Executive Officer,
  Chief Financial
  Officer & Chairman
  of the Board            0       $0    33,347  178,324  $10,800(1)   $0(1)

  Quirin Miranda
  Vice President
  and Director            0       $0    22,642   16,984   $7,350(1)   $0(1)

  (1) Based on an assumed market value of $1.625 per share of Class A Common Stock.

       In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long term incentive plan compensation to the executive officers named above.

  Item 11.  Security Ownership of Certain Beneficial Owners and
  Management.

       The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of March 31, 1997 of: (i) each person who is known by the Company to own benefi-cially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group.

  Name and Address of   Number of Shares of   Percentage of
  Beneficial Owner             Common Stock    Common Stock
  or Number                   Beneficially     Beneficially   Percentage of
  in Group                        Owned (1)        Owned (1)   Voting Power
  Vinit Saxena (2)                  937,049            24.2%          35.5%
     30689 Huntwood Drive
     Hayward, CA 94544
  Michael Schneider (3)           1,106,698            20.5%          31.2%
     2081 Bay Road
     East Palo Alto, CA 94303
  Armin Ramel, Ph.D. (4)             52,997             1.2%            n/a
     4 Sandstone
     Portola Valley, CA 94028
  Quirin Miranda (5)                 16,984              .4%            n/a
     30689 Huntwood Drive
     Hayward, CA 94544
  All directors and executive
    officers as
    a group (5 in number)         2,113,728            46.3%          66.7%

  (1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated below. Beneficial ownership is calcu-lated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended. The Company has three classes of Common Stock outstanding, Class A, Class B and Class E Common Stock. Amounts and percentages do not include shares of Class A Common Stock issuable upon the exercise of options which are not exercisable within 60 days of the date of this Offering.
  (2) Amounts and percentages include (i) 290,374 shares of Class B Common Stock and 446,739 shares of Class E Common Stock each of which are convertible into one share of Class A Common Stock (each share of Class B and E Common Stock has five votes per share); (ii) vested options to purchase 178,324 shares of Class A Common Stock granted under the Company's 1994 Stock Option Plan; (iii) vested options to purchase 5,470 shares of Class A Common Stock, 1,770 shares of Class B Common Stock and 2,722 shares of Class E Common Stock held by Renu Saxena, an employee of the Company and the spouse of Vinit Saxena; and
       (iv) 14,984 shares owned jointly by Renu Saxena and Rakesh Chabra (Renu Saxena's brother). The Company has a right to repurchase shares from Mr. Saxena upon exercise of certain options. See "Certain Relationships and Related Transactions- -Founder's Stock Repurchase Agreement."
  (3) Amounts and percentages include (i) 75,432 shares of Class B Common Stock and 116,051 shares of Class E Common Stock; (ii) 262,051 shares of Class B Common Stock and 403,164 shares of Class E Common Stock beneficially owned by Mr. Schneider or by Romic Environmental Technologies Corporation ("Romic"), of which Mr. Schneider is Chairman of the Board and a principal shareholder, (iii) 59,010 shares of Class B Common Stock and 90,910 shares of Class E Common Stock issuable under an option held by Romic, and (iv) 50,000 Class A Warrants. See "Certain Relationships and Related Transactions--Relationship with Romic Environmental Technologies Corporation."
  (4) Amounts and percentages include 25,000 Class A Warrants and vested options to purchase 2,997 shares of Class A Common Stock granted under the Company's 1994 Stock Option Plan.
  (5) Amounts and percentages include vested options to purchase 16,984 shares of Class A Common Stock granted under the Com-pany's 1994 Stock Option Plan.

  Item 12.  Certain Relationships and Related Transactions.

  Founder's Stock Repurchase Agreement

       In 1986, the Company entered into a Founder's Stock Repurchase Agreement (the "Founder's Agreement") with Vinit Saxena, the President, Chief Financial Officer, Chairman of the Board, and a principal shareholder of the Company. The purpose of the Founder's Agreement was to serve as an anti-dilution provision for the benefit of those investors who purchased shares of Common Stock or acquired stock options covering shares of Common Stock during the term of the Agreement's effectiveness.

       By its terms, the Founder's Agreement lapsed on March 10, 1989. However, pursuant to the terms of a Covenant for the Benefit of Investors dated March 10, 1986, the Company has a continuing right to repurchase certain shares of Common Stock held by Mr. Saxena upon the exercise of stock options granted to certain present and former employees by the Company during the period that the Founder's Agreement was in effect. As of March 31, 1997, the continuing right of the Company to repurchase such shares covers 1,494 shares of Class B Common Stock and 2,298 shares of Class E Common Stock, for a total of 3,792 shares, at a repurchase price of $.033 per share.

  Relationship with Romic Environmental Technologies Corporation

       On March 23, 1995, the Company issued Romic Environmental Technologies Corporation ( Romic ) 57,224 shares of Class B Common Stock and 88,039 shares of Class E Common Stock in exchange for cancellation of outstanding indebtedness in the principal amount of $727,000 and accrued interest of $67,909 thereon owed by the Company to Romic. As additional consideration for the cancellation of such indebtedness and accrued interest on such indebtedness, on March 23, 1995, the Company granted Romic an option to purchase 59,090 shares of Class B Common Stock and 90,910 shares of Class E Common Stock at $5.50 per share. The option is exercisable at any time and terminates February 15, 2000.

       Pursuant to management and consulting agreements with Romic, the Company and Romic developed certain uses of RFC columns in the environmental remediation field. On April 11, 1995, Romic assigned all rights to such technology, including pending patent applica-tions, to the Company.

  Bridge Financing

       In July 1994, H. Michael Schneider and Armin Ramel loaned the Company $100,000 and $50,000, respectively (together, the "Share-holder Loans"). The Shareholder Loans were made to the Company to pay a portion of the expenses of the Company's IPO and for working capital purposes and bore interest at the rate of 10% per annum. Upon the closing of the private debt offering in November 1994, the Shareholder Loans were exchanged for Bridge Notes of the same principal amount and warrants to purchase 75,000 shares of Class A Common Stock, of which Messrs. Schneider and Ramel received war-rants to purchase 50,000 shares and 25,000 shares, respectively. Upon the closing of the IPO, such warrants were automatically converted into an aggregate of 75,000 Class A Warrants. The Company repaid the principal and interest on the Bridge Notes upon the closing of the IPO. See "Security Ownership of Certain Benefi-cial Owners and Management.

  Item 13.  Exhibits and Reports on Form 8-K

         Each exhibit identified below is filed as part of this report. Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrange-ment required to be filed as an exhibit to this report pursuant to
  Item 13 of Form 10-KSB.

         (a)     Exhibits.

        The following exhibits are filed as part of this Report:

        1.1(1)      Form of Underwriting Agreement
        3.1(1)      Restated Articles of Incorporation of the Com-
                    pany, as amended to date
        3.2(2)      Restated Bylaws, as amended to date.
        4.1(1)      Form of Warrant Agreement among the Company, the
                    Underwriter and American Stock Transfer Company,
                    including Forms of Class A Warrant Certificates
                    and Class B Warrant Certificates
        4.2(1)      Form of Unit Option Agreement between the Company
                    and the Underwriter
        4.3(1)      Form of Specimen Class A Common Stock Certificate
        4.4(1)      Form of Specimen Class B Common Stock Certificate
        4.5(1)      Form of Specimen Class E Common Stock Certificate
        4.6(1)      Bridge Warrant Agreement, including forms of
                    Bridge Warrant Certificate
        10.1(2)     Lease dated July 3, 1995 between Hayward Business
                    Park, Inc. and the Company.
        10.2(1)+    Employment Agreement between the Company and
                    Vinit Saxena effective September 1, 1994
        10.3(1)+    Employment Agreement between the Company and Q.
                    R. Miranda effective September 1, 1994
        10.4(1)     Form of Indemnification Agreement between the
                    Company and each director and officer of the
                    Company
        10.5(1)     Convertible Promissory Notes and Warrants
        10.6(1)+    1994 Stock Option Plan
        10.7(3)     Master Purchasing Agreement with Thermax Limited
                    dated April 23, 1996
        10.8(4)+    1996 Stock Option Plan
        23.1        Consent of Coopers & Lybrand L.L.P.
        27          Financial Data Schedule

        (1) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amend-ments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
        (2) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
        (3) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
        (4) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

              Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.


              (b)  Reports on Form 8-K.

                    October 9, 1996 Form 8-K, item 5.

                    No other Forms 8-K were filed in the fourth quarter of 1996.

                                  SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly autho-rized, on this 7th day of April, 1997.

                            SEPRAGEN CORPORATION

                            By:  /s/ Vinit Saxena
                                  Vinit Saxena
                                  Chief Executive Officer and
                                  President

              Pursuant on the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the follow-ing persons in the capacities and on the dates indicated.


        /s/ Vinit Saxena                                 April 7, 1997
        Vinit Saxena
        (Principal Executive Officer and Principal
        Financial Officer)
        Chief Executive Officer, President,
        Chief Financial Officer, Chairman of
        the Board, and Director


        /s/ Armin Ramel                                  April 7, 1997
        Armin Ramel
        Director and Secretary


        /s/ Robert Leach                                 April 7, 1997
        Robert Leach
        Director

                              INDEX TO EXHIBITS

                  Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

        No.       Description                      Sequential Page No.
        1.1(1)    Form of Underwriting Agreement
        3.1(1)    Restated Articles of Incorporation of the Company,
                  as amended to date
        3.2(2)    Restated Bylaws, as amended to date.
        4.1(1)    Form of Warrant Agreement among the Company,
                  the Underwriter and American Stock Transfer Com-
                  pany, including Forms of Class A   Warrant Certifi-
                  cates and Class B Warrant Certificates
        4.2(1)    Form of Unit Option Agreement between the Company
                  and the Underwriter
        4.3(1)    Form of Specimen Class A Common Stock Certificate
        4.4(1)    Form of Specimen Class B Common Stock Certificate
        4.5(1)    Form of Specimen Class E Common Stock Certificate
        4.6(1)    Bridge Warrant Agreement, including forms of Bridge
                  Warrant Certificate
        10.1(2)   Lease dated July 3, 1995 between Hayward Business
                  Park, Inc. and the Company.
        10.2(1)+  Employment Agreement between the Company and Vinit
                  Saxena effective September 1, 1994
        10.3(1)+  Employment Agreement between the Company and Q. R.
                  Miranda effective September 1, 1994
        10.4(1)   Form of Indemnification Agreement between the Com-
                  pany and each director and officer of the Company
        10.5(1)   Convertible Promissory Notes and Warrants
        10.6(1)+  1994 Stock Option Plan
        10.7(3)   Master Purchasing Agreement with Thermax Limited
                  dated April 23, 1996
        10.8(4)+  1996 Stock Option Plan
        23.1      Consent of Coopers & Lybrand L.L.P.
                                                                    51
        27        Financial Data Schedule                           53

        (1) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
        (2) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
        (3) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
        (4) These exhibits which are incorporated herein by refer-ence were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.