Form 10QSB
period 1997-03-31
SEPRAGEN CORP
filed 1997-05-16
CIK 794154

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1997

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


  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:


                                                    May 15, 1997

                      Class A Common Stock          2,155,254
                      Class B Common Stock            701,177
                      Class E Common Stock          1,203,719



                 THIS REPORT INCLUDES A TOTAL OF 11 PAGES.

  PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

                            SEPRAGEN CORPORATION

                          CONDENSED BALANCE SHEETS

                                   ASSETS

                                        March 31, 1997 December 31, 1996
                                        (unaudited)
  Current Assets:
     Cash and cash equivalents             $   62,159       $   217,057
     Accounts receivable, less allowance
      for doubtful accounts of $10,298 as
      of March 31, 1997 and
      December 31, 1996                       178,759           183,805
     Inventories                              492,448           474,892
     Prepaid expenses and other                12,631            12,633
        Total current assets                  745,997           888,387

     Furniture and equipment, net             364,937           388,201
     Intangible assets                        125,684           130,837
                                           $1,236,618        $1,407,425

                    LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:
     Accounts payable                     $   489,250         $ 196,686
     Accrued liabilities                       74,738            67,665
     Accrued payroll and benefits             132,891           110,967
        Total current liabilities             696,879           375,318

  Class E common stock, no par value -
     1,600,000 shares authorized;
     1,203,719 and 1,209,894 shares
     issued and outstanding at
     March 31, 1997 and December 31,
     1996, respectively;
     redeemable at $.01 per share                  --                --

  Shareholders' equity:
     Preferred stock, no par value -
       5,000,000 shares authorized; none
       issued or outstanding at March 31,
       1997 and December 31, 1996                  --                --
     Class A common stock, no par value -
       20,000,000 shares authorized;
       2,155,254 and 2,149,155 shares
       issued and outstanding at March 31,
       1997 and at December 31, 1996        8,848,075         8,812,701
     Class B common stock, no par value -
       2,600,000 shares authorized;
       701,177 and 707,276 shares issued
       and outstanding at March 31, 1997
       and at December 31, 1996             4,065,618         4,100,992
     Accumulated deficit                  (12,373,954)      (11,881,586)
     Total shareholders' equity               539,739         1,032,107
                                           $1,236,618        $1,407,425





           The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                            Three Months Ended March 31,
                                                   1997             1996

  Net Sales                                     $330,909       $632,662
  Costs and expenses:
         Cost of goods sold                      125,473        451,638
         Selling, general and administrative     486,045        637,851
         Research and development                251,946        362,838

             Total costs and expenses            863,464      1,452,327

                 Loss from operations           (532,555)      (819,665)

  Other income                                    40,000             --
  Interest income, net                               187         40,916

         Net loss                              $(492,368)    $ (778,749)

  Net loss per common and common
         equivalent share                          $(.17)         $(.27)

  Weighted average shares outstanding          2,856,431      2,856,431


          The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                            Three Months Ended March 31,
                                                    1997           1996

  Cash flows from operating activities:
         Net Loss                            $  (492,368)   $  (778,749)
         Adjustments to reconcile net loss
           to net cash used in operating activities:
           Depreciation                           23,264         23,271
           Amortization of patent costs            5,153            --
           Changes in assets and liabilities:
                Accounts receivable                5,046       (300,483)
                Inventories                      (17,556)       132,070
                Prepaid expenses and other             2         32,460
                Accounts payable                 292,564         42,700
                Accrued liabilities                7,073        (79,135)
                Accrued payroll and benefits      21,924          8,208
                Interest payable                      --         (4,285)
       Net cash used in operating activities    (154,898)      (923,943)

  Cash flows from investing activities:
         Acquisition of furniture and equipment       --       (220,371)
         Acquisitions of marketable securities        --       (259,514)
         Proceeds from sale of marketable
         securities                                   --      1,500,138
    Net cash provided by investing activities         --      1,020,253

    Net increase (decrease) in cash             (154,898)        96,310

  Cash and cash equivalents at the
    beginning of the period                      217,057         23,364
  Cash and cash equivalents at the end
         of the period                           $62,159       $119,674

  Supplemental disclosure of non-cash financing activities:
       Net unrealized gain on
          available-for-sale securities       --    $2,147




           The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                   THREE MONTH PERIOD ENDED MARCH 31, 1997
                                 (Unaudited)

  Note 1 - Basis of Presentation

  These condensed financial statements have been presented on a going concern basis. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of March 31, 1997, the Company had an accumulated deficit of $12,282,340.

  The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond May 31, 1997. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales and profitability. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.

  Note 2 - Interim Financial Reporting.

  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the annual financial statements and the notes thereto, included in the Sepragen Corporation's (the "Company's") Annual Report on Form 10-KSB for the year ended December 31, 1996.

  The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting principles. The Company's quarterly results may be subject to fluctuations. As a result, the Company believes its results of operations for the interim period are not necessarily indicative of the results expected for any future period.

  Note 3 - Net Loss Per Share.

  Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended March 31, 1997 and 1996 common equivalent shares relating to options have been excluded as they are anti-dilutive.

  Note 4 - Inventory.

       Inventories consist of the following:
                                       Unaudited
                                         3/31/97      12/31/96

               Raw Materials            $448,073      $294,424
               Finished Goods             44,375       180,468
                                        $492,448      $474,892

  Note 5 - Other Income

               Other income represents an insurance recovery in excess of net book value of lost demonstration equipment.

  Item 2.   Management's Discussion and Analysis.

  First quarter 1997 compared to first quarter 1996

  Net sales decreased by $302,000 or 48% from the first quarter of 1996. The decrease in sales is due primarily to the shipment of two large QuantaSeps, a computer controlled liquid chromatography system in the first quarter of 1996.

  Gross Margin increased by $24,000 or 13% from the first quarter of the prior year, and as a percent of sales, increased from 29% to 62%. The increase is primarily due to product mix.

  Selling, general and administrative expenses decreased by $152,000 from $638,000 in the first quarter of 1996 to $486,000 in the first quarter of 1997. The decrease was primarily due to the reduction in the number of personnel in sales and marketing, as well as scaling back of advertising and promotion, travel and facility expenses, net of an increase in professional fees and costs for securities compliance matters.

  Research and development expenses decreased by $111,000 from $363,000 in the first quarter of 1996 to $252,000 in the first quarter of 1997. The decrease was mainly due to the reduction in the cost of software development for the QuantaSep product.

  Inflation

       The Company believes that the impact of inflation on its operations since its inception has not been material.


  Liquidity and Capital Resources.

       The Company had working capital of $141,000 on March 31, 1997 and $513,000 on December 31, 1996. The decrease in the working capital of $372,000 reflects the use of net cash in operating activities. Since the 1995 IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO.

       The increase in inventory form December 31, 1996 to March 31, 1997 was due primarily to build a large QuantaSep System scheduled to ship in the second quarter of 1997.

       As of March 31, 1997, the Company had no borrowings. During 1997, the Company is committed to pay approximately $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       Based on the Company's current operating plan, the Company believes that will only be able to fund the Company's operations through May 31, 1997. Accordingly, the Company will have to obtain additional financing to support its operations. The Company is currently attempting to secure additional financing through either the sale of additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company will be able to secure financing on reasonable terms or at all.

       While the IPO Units, Class A Common Stock and Class A and Class B Warrants have been listed on Nasdaq SmallCap Market and the Pacific Exchange ( PSE ) Tier II, the Company does not currently meet the criteria for continued listing of securities on Nasdaq or the PSE.
  These continued listing criteria for Nasdaq Small Cap Market generally include a minimum of $2,000,000 in total assets, $1,000,000 in capital and surplus, a minimum bid price of $1.00 per share of common stock and 100,000 shares in the public float. In addition, the common stock must have at least two registered and active market makers and must be held by at least 300 holders and the market value of its public float must be at least $200,000. If an issuer does not meet the $1.00 minimum bid price standard, it may, however, remain on Nasdaq if the market value of its public float is at least $1,000,000 and the issuer has capital and surplus of at least $2,000,000. The continued listing criteria for the PSE generally include a minimum of $500,000 in net tangible assets, at least $2,000,000 in net worth, a minimum bid price of $1.00 per share of common stock, 300,000 shares in the public float and at least 250 public beneficial holders. The Company's financial statements indicate it did not meet the net asset requirements for continued listing on Nasdaq SmallCap Market as of December 31, 1996 or the net asset and capital surplus requirements for continuing listing as of March 31, 1997. If the Company remains unable to meet the continued listing criteria of Nasdaq and the PSE and is delisted therefrom, trading, if any, in the IPO Units, Class A Common Stock and the Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. The Company's securities would also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

       As indicated above, the Company does not currently meet the listing requirements for the NASDAQ SmallCap Market or the Tier II PSE. Nasdaq has requested that the submit a plan for meeting the listing requirements and the Company has submitted a plan to Nasdaq The Company intends to increase its assets by selling additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company's plan will be accepted by NASDAQ or that the Company will be successful in obtaining additional funds. The Company is also exploring alternatives available to the Company, including the possible sale of certain intellectual property or technology to obtain working capital. The can be no assurance that such alternatives will be feasible or successful in increasing working capital or the Company's financial position.

       The Company's financing and cash requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control.

       The Company currently has no credit facility with a bank or other financial institution. Historically, the Company and certain of its customers have jointly borne a substantial portion of developmental expenses on projects with such customers through purchase price advances or joint development projects with each party sharing some of the costs of development. There can be no assurance that such sharing of expenses will continue. The Company continues its efforts to increase sales of its existing products and to complete development and initiate marketing of its products and processes now under development.

       The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental management). The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its RFC technology in return for agreements to purchase its equipment and royalty bearing licenses to the developed applications.

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

       This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," and similar expressions may identify forward-looking statements.

       Taking into account the foregoing, the following are identified as some but not all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of the Company:

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past June 1, 1997. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to Company on reasonable terms or at all. If the Company is unable to secure such capital it will not meet the net asset and capital and surplus levels required for continued listing of its securities on the Nasdaq SmallCap Market and the Pacific Exchange Tier II. See Item 2 "Management's Discussion and Analysis-Liquidity and Capital Resources."

       Competition. In both its biopharmaceutical industry market and in the market for its process systems for food, beverage, dairy and environmental industries, the Company faces intense competition from better capitalized competitors.

       Dependence on Joint Ventures and Strategic Partnerships. The Company's entry into the food, dairy and beverage market for its process systems will be substantially dependent upon its ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. As of the date of this report, no such alliances have been finalized and there can be no assurance that the terms of any such alliance will produce profits for the Company.

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

       (a)  Exhibits.

          The following exhibits are filed as part of this Report:

          1.1(1)     Form of Underwriting Agreement
          3.1(1)     Restated Articles of Incorporation of the Company, as
                     amended to date
          3.2(2)     Restated Bylaws, as amended to date.
          4.1(1)     Form of Warrant Agreement among the Company, the
                     Underwriter and American Stock Transfer Company,
                     including Forms of Class A Warrant Certificates and
                     Class B Warrant Certificates
          4.2(1)     Form of Unit Option Agreement between the Company and
                     the Underwriter
          4.3(1)     Form of Specimen Class A Common Stock Certificate
          4.4(1)     Form of Specimen Class B Common Stock Certificate
          4.5(1)     Form of Specimen Class E Common Stock Certificate
          4.6(1)     Bridge Warrant Agreement, including forms of Bridge
                     Warrant Certificate
          10.1(2)      Lease dated July 3, 1995 between Hayward Business
                       Park, Inc. and the Company.
          10.2(1)      Employment Agreement between the Company and Vinit
                       Saxena effective September 1, 1994
          10.3(1)      Employment Agreement between the Company and Q. R.
                       Miranda effective September 1, 1994
          10.4(1)      Form of Indemnification Agreement between the
                       Company and each director and officer of the
                       Company
          10.5(1)      Convertible Promissory Notes and Warrants
          10.6(1)      1994 Stock Option Plan
          10.7(3)      Master Purchasing Agreement with Thermax Limited
                       dated April 23, 1996
          10.8(4)      1996 Stock Option Plan
          27           Financial Data Schedule

          (1) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
          (2) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
          (3) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
          (4) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.


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


          Date: May 15, 1997            By:    /s/Vinit Saxena

                                        Vinit Saxena
                                        Chief Executive Officer, President
                                        and Principal Financial and Chief
                                        Accounting Officer