Form 10QSB
period 1997-06-30
SEPRAGEN CORP
filed 1997-08-18
CIK 794154

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                FORM  10-QSB


  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended:   June 30, 1997

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from _____ to _____

                                Commission file number:    0-25726


                            SEPRAGEN CORPORATION
      (Exact name of small business issuer as specified in its charter)

       California                                   68-0073366
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

              30689 Huntwood Avenue, Hayward, California  94544
                  (Address of principal executive offices)

  Issuer's telephone number (including area code):  (510) 476-0650

  Former name, former address and former fiscal year if changed since last report:

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days.    Yes  X    No __

  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                                       August 13, 1997

                           Class A Common Stock          2,155,254
                           Class B Common Stock            701,177
                           Class E Common Stock          1,203,719

  THIS REPORT INCLUDES A TOTAL OF 9 PAGES.  THERE ARE NO EXHIBITS.

  PART I  -  FINANCIAL INFORMATION
  Item  1.  -  Financial Statements


  SEPRAGEN CORPORATION
  CONDENSED BALANCE SHEETS

  ASSETS

                                               June 30,     December
                                                  1997      31, 1996
                                            (unaudited)
   Current Assets:
        Cash and cash equivalents               $ 6,984    $ 217,057
        Accounts receivable, less
          allowance for doubtful accounts
          of $12,000 as of June 30, 1997        140,415      183,805
          and $10,296 as of December 31,
          1996
        Inventories                             458,566      474,892

        Prepaid expenses and other               22,501       12,633
          Total current assets                  628,466      888,387
        Furniture and equipment, net            332,650      388,201
        Intangible assets                       118,375      130,837
                                              1,079,491    1,407,425

  LIABILITIES AND SHAREHOLDERS' EQUITY


   Current Liabilities:
        Accounts payable                         600,137       196,686
        Accrued liabilities                       22,374        67,665
        Customer deposit                         107,866            --
        Accrued payroll and benefits             122,466       110,967
        Notes payable                            100,000            --

        Notes payable to shareholders            125,000            --
          Total current liabilities            1,077,843       375,318
   Class E common stock, no par value -
        1,600,000 shares authorized;
        1,203,719 and 1,209,894 shares
        issued and outstanding at
        June 30, 1997 and December 31,
        1996, respectively; redeemable
        at $.01 per share                              -             -
   Shareholders' equity:
     Preferred stock, no par value -
        5,000,000 shares authorized; none
        issued or outstanding at June 30,
        1997 and at December 31, 1996                  -             -
     Class A common stock, no par value -
        20,000,000 shares authorized;
        2,155,254 and 2,149,155 shares
        issued and outstanding at June 30,
        1997 and at December 31, 1996          8,848,075     8,812,701

     Class B common stock, no par value -
        2,600,000 shares authorized;
        701,177 and 707,276 shares issued
        and outstanding at June 30, 1997
        and at December 31, 1996               4,065,618     4,100,992
        Accumulated deficit                 (12,912,045)  (11,881,586)
        Total shareholders' equity                 1,648     1,032,107
                                               1,079,491     1,407,425


  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                              Three Months                  Six Months
                              Ended June 30,              Ended June 30,
                                  1997       1996        1997         1996
   Revenues:
        Net Sales             $212,804   $230,119    $543,713     $862,781

   Costs and expenses:
        Cost of goods sold     174,484    186,292     299,957      637,930

        Selling, general
         and administrative    317,223    587,499     803,268    1,225,350
        Research and
          development          259,994    366,472     511,940      729,310
          Total costs and
            expenses           751,701  1,140,263   1,615,165    2,592,590
          Loss from
            operations       (538,897)  (910,144) (1,071,452)  (1,729,809)
   Other income                     --         --      40,000           --

   Interest income, net            806     29,635         993       70,551
          Net loss           (538,091)  (880,509) (1,030,459)  (1,659,258)
   Net loss per common and
     common equivalent          $(.19)     $(.31)      $(.36)       $(.58)
     share

   Weighted average shares
      outstanding            2,856,431  2,856,431   2,856,431    2,856,431


  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                      1997          1996
   Cash flows from operating activities:
        Net Loss                              $(1,030,459)  $(1,659,258)
        Adjustments to reconcile net loss to
          net cash used in operating
          activities:
          Depreciation                              55,551        41,813

          Amortization of patent cost               12,462            --
          Changes in assets and liabilities:
             Accounts receivable                    43,390     (165,566)
             Inventories                            16,326       157,758
             Prepaid expenses and other            (9,868)        42,660
             Accounts payable                      403,451      (19,861)

             Accrued liabilities                  (45,291)     (145,435)
             Accrued payroll and benefits           11,499         8,832
             Interest payable                           --       (4,285)
             Customer deposits                     107,866            --
                Net cash used in operating
                  activities                     (435,073)   (1,743,342)


   Cash flows from investing activities:
        Acquisition of furniture and
          equipment                                     --     (227,711)
        Acquisitions of marketable
          securities                                    --     (140,000)
        Proceeds from sale of marketable
          securities                                    --     3,409,613
          Net cash provided by investing
            activities                                  --     3,041,902

   Cash flows from financing activities:
        Proceeds from issuance of notes
           payable to shareholders                 125,000            --
        Proceeds from issuance of notes
           payable                                 100,000            --
          Net cash provided by financing
            activities                             225,000            --

           Net increase (decrease) in cash       (210,073)     1,298,560

   Cash and cash equivalents at the
     beginning of the period                       217,057        23,364
   Cash and cash equivalents at the end of
     the period                                     $6,984  $  1,321,924


  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTH PERIOD ENDED JUNE 30, 1997
                                 (Unaudited)


  Note 1 - Basis of Presentation

       These condensed financial statements have been presented on a going concern basis. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of June 30, 1997, the Company had an accumulated deficit of $12,912,045.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accord-ingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond August 31, 1997. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Manage-ment intends to use such funding to further its marketing efforts and expand sales and profitability. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncer-tainty.

  Note 2 - Interim Financial Reporting

       The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by gener-ally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Sepragen Corporation's (the "Company's") Annual Report on Form 10-KSB for the year ended December 31, 1996.

       The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements, and in the opinion of manage-ment, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial information set forth therein, in accordance with generally accepted accounting prin-ciples. The Company's quarterly results may be subject to fluctuations. As a result, the Company believes its results of operations for the interim period are not necessarily indicative of the results expected for any future period.

  Note 3 - Newly Issued Accounting Standards

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 129 consolidates the existing disclosure requirements regarding an entity's capital structure. SFAS No. 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997, and accordingly management has not determined the effect, if any, on the Company's financial statements for the three and six months ended June 30, 1997.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Compre-hensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 established standards for reporting and display of comprehensive income and its components. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 and 131 are effective for financial statements issued for periods beginning after December 15, 1997, and accordingly, management has not determined the effect, if any, on the Company's financial statements for the three and six months ended June 30, 1997.

                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTH PERIOD ENDED JUNE 30, 1997
                                 (Unaudited)


  Note 4 - Net Loss Per Share.

       Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended June 30, 1997 and 1996 common equivalent shares relating to options have been excluded as they are anti-dilutive.


  Note 5 - Inventory.

       Inventories consist of the following:


                        6/30/97     12/31/96
   Raw Materials       $383,481     $294,424
   Finished Goods        75,085      180,468
                       $458,566     $474,892


  Note 6 - Other Income

       Other income represents an insurance recovery in excess of net book value of lost demonstration equipment.



  Note 7 - Related Party Transactions

       In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due April 10, 1998.

       In June 1997, the Company borrowed $25,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due December 18, 1997.


  Note 8 - Notes Payable

       In June 1997, the Company issued a note payable of $100,000 to an unrelated party. The note bears interest of 9.5% per annum and is due on June 18, 1998.

  Item 2.  Management's Discussion and Analysis.

  First six months of 1997 compared to first six months of 1996.

       Net sales decreased by $319,000 or 37% from the first half of 1996. The decrease in sales is due primarily to the shipment of two large QuantaSep's, computer controlled liquid chromatography systems, in the first quarter of 1996.

       Gross Margin increased by $19,000 or 8% from the first half of the prior year, and as percent of sales, increased from 26% to 45%. The increase in gross margin is primarily due to product mix.

       Selling, general and administrative expenses decreased by $422,000 from $1,225,000 to $803,000 in the first half of 1997. The decrease was primarily due to the reduction in head count in sales and marketing as well as the scaling back of advertising and promotion, travel and facility expenses, net of an increase in professional fees and costs for securities compliance matters and financing activities.

       Research and development expenses decreased by $217,000 from $729,000 in the first half of 1996 to $512,000 in the first half of 1997. The decrease was mainly due to the reduction in the cost of software development for the QuantaSep product and reduction in head count.

  Second quarter 1997 compared to second quarter 1996.

       Net sales decreased by $17,000 or 8% from the second quarter of 1996, due to lower shipment of the QuantaSep products.

       Gross margin decreased by $5,500 or 13% from the first half of the prior year, and as a percent of sales, decreased by 1% from 19% to 18%. The decrease is due to product mix.

       Selling, general and administrative expenses decreased by $270,000 from $587,000 in the first half of 1996 to $317,000 in the first half of 1997. The decrease was primarily due to the reduction in head count, advertising, travel and professional fees.

       Research and development expenses decreased by $106,000 from $366,000 in the first half of 1996 to $260,000 in the first half of 1997. The decrease was mainly due to the reduction of software expenses and reduction of head count.

  Inflation.

       The Company believes that the impact of inflation on its operations since its inception has not been material.

  Liquidity and Capital Resources:

       The Company had a negative working capital of $449,000 on June 30, 1997 and positive working capital of $513,000 on December 31, 1996. The decrease in the working capital of $962,000 reflects the use of net cash in operating activities. Since the 1995 IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO.

       The Company had borrowings of $125,000 from shareholders and $100,000 from third party outstanding as of June 30, 1997, to provide working capital for the Company. During 1997, the Company is committed to pay approximately $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through August 31, 1997. Accordingly, the Company will have to obtain additional financing to support its operations. The Company is currently attempting to secure additional financing through either the sale of additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company will be able to secure financing on reasonable terms or at all.

       While the IPO Units, Class A Common Stock and Class A and Class B warrants have been listed on Nasdaq SmallCap Market and the Pacific Exchange ("PSE") Tier II, the Company does not meet the criteria for continued listing of securities on Nasdaq or the PSE. These continued listing criteria for Nasdaq SmallCap Market generally include a minimum of $2,000,000 in total assets, $1,000,000 in capital surplus, a minimum bid price of $1.00 per share of common stock and 100,000 shares in the public float. In addition, the common stock must have at least two registered and active market makers and must be held by at least 300 holders and the market value of its public float must be at least $200,000. If an issuer does not meet the $1.00 minimum bid price standard, it may, however, remain on Nasdaq if the market value of its public float is at least $1,000,000 and the issuer has capital and surplus of at least $2,000,000.

       The continued listing criteria for the PSE generally include a minimum of $500,000 in net tangible assets, at least $2,000,000 in net worth, a minimum bid price of $1.00 per share of common stock, 300,000 shares in the public float and at least 250 public beneficial holders. The Company's financial statements indicate it did not meet the net asset requirements for continued listing on Nasdaq SmallCap Market as of December 31, 1996 or the net asset and capital surplus requirements for continuing listings as of June 30, 1997 of either the Nasdaq SmallCap Market or the PSE Tier II. If the Company remains unable to meet the continued listing criteria of Nasdaq and the PSE and is delisted therefrom, trading, if any, in the IPO Units, Class A Common Stock and the Warrants would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or, if then available, the "OTC Bulletin Board Service." As a result, an investor would likely find it more difficult to dispose of, or to obtain accurate quotations as to the value of, the Company's securities. The Company's securities would also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

       As indicated above, the Company does not currently meet the listing requirements for the Nasdaq SmallCap Market or the PSE Tier II. On June 13, 1997, Sepragen received a notification of delisting from Nasdaq, effective June 20, 1997. At Sepragen's request, an oral hearing was held on July 31, 1997 at the Nasdaq office in Washington, D. C. The Company presented a detailed plan to meet the listing requirements. The Company is awaiting the outcome of the hearing. On May 21, 1997, PSE notified Sepragen of its initiation of delisting proceedings. The Company submitted a plan for meeting the listing requirements. PSE has advised Sepragen of its decision to extend the time period to satisfy the listing requirements to October 2, 1997. The Company intends to increase its assets by selling additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company's plan will be accepted by Nasdaq or that the Company will be successful in obtaining additional funds. The Company is also exploring alternatives available to the Company, including the possible sale of certain intellectual property or technology to obtain working capital. There can be no assurance that such alternatives will be feasible or successful in increasing working capital or the Company's financial position.

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

       The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental management). The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its Radial Flow Chromatography (RFC) technology in return for agreements to purchase its equipment and royalty bearing licenses to the developed applications.

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

       This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "estimate," "anticipate," and similar expressions may identify forward-looking statements.

       Taking into account the foregoing, the following are identified as some but not all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of the Company:

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past September 1, 1997. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms or at all. If the Company is unable to secure such capital, it will not meet the net asset and capital and surplus levels required for continued listing of its securities on the Nasdaq SmallCap Market and the Pacific Exchange Tier II.

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

                                     SEPRAGEN CORPORATION

  DATE:   8/15/97                    By: /s/ Vinit Saxena
                                     Vinit Saxena
                                     Chief Executive Officer, President
                                     and Principal Financial and Chief
                                     Accounting
                                     Officer