Form 10QSB
period 1997-09-30
SEPRAGEN CORP
filed 1997-11-18
CIK 794154

CONFORMED COPY
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                FORM  10-QSB


  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended:   September 30, 1997

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

  Former name, former address and former fiscal year if changed since last report

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

                                                       October 31,1997

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

                                   ASSETS
                                   September 30, 1997   December 31, 1996
                                          (unaudited)
   Current Assets:
     Cash and cash equivalents        $       160,357       $    217,057

     Accounts receivable, less
     allowance for doubtful
     accounts of $12,000 as of
     September 30, 1997 and
     $10,296 as of December 31,
     1996                                     129,126            183,805
     Inventories                              451,103            474,892
     Deferred costs of bridge
       notes                                   18,000                  -
     Prepaid expenses and other                10,502             12,633
          Total current assets                769,088            888,387

     Furniture and equipment, net             304,872            388,201

        Intangible assets                     112,130            130,837

                                            1,186,090          1,407,425

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current Liabilities:
     Accounts payable                         650,521           196,686
     Accrued liabilities                       41,961            67,665
     Customer deposits                        285,709                 -

     Accrued payroll and benefits             117,147           110,967
     Notes payable                            100,000                 -
     Notes payable to shareholders            125,000                 -
     Bridge notes payable                     225,000                 -
     Total current liabilities              1,545,338           375,318

   Class E common stock, no par value -
     1,600,000 shares authorized;
     1,203,719 and 1,209,894 shares
     issued and outstanding at                      -                 -
     September 30, 1997 and December
     31, 1996, respectively; redeemable
     at $.01 per share


   Shareholders' equity (deficit):
     Preferred stock, no par value -
       5,000,000 shares authorized;
       none issued or outstanding at
       September 30, 1997 and December
       31, 1996, respectively
                                                    -                 -
     Class A common stock, no par value
       - 20,000,000 shares authorized;
       2,155,254 and 2,149,155 shares
       issued and outstanding at
       September 30, 1997 and December
       31, 1996, respectively               8,848,075         8,812,701
     Class B common stock, no par value
       - 2,600,000 shares authorized;
       701,177 and 707,276 shares
       issued and outstanding at
       September 30, 1997 and December
       31, 1996, respectively               4,065,618         4,100,992


   Accumulated deficit                    (13,272,941)      (22,881,586)
   Total shareholders' equity (deficit)      (359,248)        1,032,107
                                            1,186,090         1,407,425

  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months              Nine Months
                             Ended September 30,      Ended September 30,
                                 1997      1996         1997        1996


   Revenues:
   Net
      Sales                 $ 188,264 $ 142,375    $ 731,977  $ 1,005,156



   Costs and expenses:

   Cost of goods sold         112,317   104,456      412,274     742,386
   Selling, general and
       administrative         311,791   563,917    1,115,059   1,789,267
   Research and development   435,115   669,821    1,164,425     157,881

   Total costs and expenses   581,989 1,103,488    2,197,154   3,696,922


      Loss from operations   (393,725) (961,113)  (1,465,177) (2,690,922)

   Other income                32,804     9,954       72,804          --
   Interest income, net            25        --        1,018      80,505

      Net loss               (360,896) (951,159)  (1,391,355) (2,610,417)

   Net loss per common and
    common equivalent share     $(.13)    $(.33)       $(.49)      $(.91)

   Weighted average shares
    outstanding              2,856,431 2,856,431    2,856,431   2,856,431

  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30,
                                                      1997           1996

   Cash flows from operating activities:
     Net Loss                                 $ (1,391,355)  $ (2,610,417)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                83,329         65,085
        Amortization of patent cost                 18,707             --
        Changes in assets and liabilities:
           Accounts receivable                      54,679        (26,790)
           Inventories                              23,789        225,310

           Prepaid expenses and other                2,131         45,397
           Accounts payable                        453,835       (161,613)
           Accrued liabilities                     (25,704)      (143,319)
           Accrued payroll and benefits              6,180          7,578
           Interest payable                             --         (4,285)

           Customer deposits                       285,709             --
      Net cash used in operating activities       (488,700)    (2,603,054)

   Cash flows from investing activities:
     Acquisition of furniture and equipment             --       (230,122)
     Acquisitions of marketable securities              --       (549,514)
     Proceeds from sale of marketable
        securities                                      --      4,150,122

   Net cash provided by investing activities            --      3,370,486
   Cash flows from financing activities:
     Proceeds from issuance of notes payable
     to shareholders                               125,000             --
     Proceeds from issuance of notes payable       100,000             --

     Proceeds from issuance of bridge notes
     payable                                       225,000             --
     Deferred costs of bridge notes                (18,000)            --

        Net cash provided by financing
        activities                                 432,000             --
     Net increase (decrease) in cash               (56,700)       767,432
   Cash and cash equivalents at the
   beginning of the period                         217,057         23,364
   Cash and cash equivalents at the end of
   the period                                  $   160,357   $    790,796

  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (Unaudited)

  Note 1 - Basis of Presentation

       These condensed financial statements have been presented on a going concern basis. Sepragen (the "Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of September 30, 1997, the Company had an accumulated deficit of $13,272,941.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31, 1997. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


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


  Note 3 - Net Loss Per Share.

       Net loss per common and common equivalent share is computed using the weighted average number of common shares and common equivalent shares outstanding during each period. Restricted shares issued as Class E common shares and contingent options are considered contingently issuable and, accordingly, are excluded from the weighted average number of common and common equivalent shares outstanding. For the periods ended September 30, 1997 and 1996 common equivalent shares relating to options have been excluded as they are anti-dilutive.


  Note 4 - Inventory.

       Inventories consist of the following:
                           9/30/97           12/31/96
       Raw Materials      $404,026           $294,424
       Finished             47,077            180,468
       Goods              $451,103           $474,892

                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (Unaudited)


  Note 5 - Other Income

       Other income represents an insurance recovery in excess of net book value of lost demonstration equipment and a refund for tenant improvements, from the landlord.


  Note 6 - Related Party Transactions

       In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due April 10, 1998.

       In June 1997, the Company borrowed $25,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due December 18, 1997.


  Note 7 - Notes Payable

       In June 1997, the Company issued a note payable of $100,000 to an unrelated party. The note bears interest of 9.5% per annum and is due on June 18, 1998.


  Note 8 - Bridge Notes Payable

       In September 1997, the Company commenced bridge financing of 55 bridge units. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share. The bridge notes are repayable upon the earlier of six months from issuance or completion of any subsequent offering of equity securities with at least $1,000,000 in gross proceeds. As of September 30, 1997, $225,000 of offering proceeds were received from the bridge financing. Debt issuance costs related to these notes of $18,000 were deferred as other current assets and are being amortized over the term of the notes.


  Item 2 .  Management's Discussion and Analysis.

  First nine months of 1997 compared to first nine months of 1996.

       Net sales decreased by $273,000 or 27% from the first nine months of 1996. The decrease in sales is due primarily to the shipment of two large QuantaSep's, computer controlled liquid chromatography systems, in the first quarter of 1996.

       Gross Margin increased by $57,000 or 22% from the first three quarters of the prior year, and as percent of sales, increased from 26% to 44%. The increase in gross margin is primarily due to product mix.

       Selling, general and administrative expenses decreased by $674,000 from $1,789,000 to $1,115,000 in the first nine months of 1997. The decrease was primarily due to the reduction in head count in sales and marketing as well as the scaling back of advertising and promotion, travel and facility expenses, net of an increase in professional fees and costs for securities compliance matters and financing activities.

       Research and development expenses decreased by $494,000 from $1,164,000 in the first nine months of 1996 to $670,000 in the first nine months of 1997. The decrease was mainly due to the reduction in the cost of software development for the QuantaSep product, product development and reduction in head count.



  Third quarter 1997 compared to third quarter 1996.

       Net sales increased by $46,000 or 32% from the third quarter of 1996. The increase was due to increased shipment of the QuantaSep products.

       Gross margin increased by $38,000 or 100% in the third quarter of 1997 compared to the same period in 1996, and as a percent of sales, increased by 13% from 27% to 40%. The increase was due to reserve for slow moving and obsolete inventory which was recorded in the third quarter of 1996, with no corresponding increase in the reserve in 1997.

       Selling, general and administrative expenses decreased by $252,000 from $564,000 in the third quarter of 1996 to $312,000 in the third quarter of 1997. The decrease was primarily due to the reduction in head count, advertising, travel and professional fees.

       Research and development expenses decreased by $277,000 from $435,000 in the third quarter of 1996 to $158,000 in the third quarter of 1997. The decrease was mainly due to the reduction of software expenses and reduction of head count.

  Inflation.

       The Company believes that the impact of inflation on its operations since its inception has not been material.

  Liquidity and Capital Resources:

       The Company had a negative working capital of $776,000 on September 30, 1997 and positive working capital of $513,000 on December 31, 1996. The decrease in the working capital of $1,289,000 reflects the use of net cash in operating activities. Since the 1995 IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO.

       The Company had borrowings of $125,000 from shareholders and $100,000 from a third party, outstanding as of September 30, 1997, to provide working capital for the Company.

       In September 1997, the Company commenced bridge financing of 55 bridge units. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share. The bridge notes are repayable upon the earlier of six months from issuance or completion of any subsequent offering of equity, securities with at least $1,000,000 in gross proceeds. As of September 30, 1997, $225,000 of offering proceeds were received from the bridge financing. Debt issuance costs related to these notes of $18,000 were deferred as other current assets and are being amortized over the term of the notes.

       During 1997, the Company is committed to pay approximately $245,000 as compensation for its current executive officers. The Company expects to hire additional executive officers as the need arises.

       Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through December 31, 1997. Accordingly, the Company will have to obtain additional financing to support its operations. The Company is currently attempting to secure additional financing through either the sale of additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company will be able to secure financing on reasonable terms at all.

       The IPO Units, Class A Common Stock and Class A and Class B warrants were listed on Nasdaq SmallCap Market until August 15, 1997. The Company's financial statements indicate it did not meet the asset requirements for continued listing of securities on Nasdaq SmallCap Market as of December 31, 1996 or the net asset and capital surplus
  requirements for continued listing as of June 30, 1997.   The continued
  listing criteria for Nasdaq SmallCap Market generally include a minimum of $2,000,000 in total assets, $1,000,000 in capital surplus, a minimum bid price of $1.00 per share of common stock and 100,000 shares in the public float. In addition, the common stock must have at least two registered and active market makers and must be held by at least 300 holders and the market value of its public float must be at least $200,000. On August 15, 1997, Sepragen received a notification of delisting from Nasdaq, effective the same day. Since August 16, 1997, the IPO Units, Class A Common Stock and the warrants have been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of the company's securities. It is also likely the Company's securities will also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

       The IPO Units, Class A Common Stock and the Class A and Class B warrants will currently remain listed on the Pacific Exchange ("PSE") Tier II. However, the Company does not meet the criteria for continued listing of securities on the PSE. The continued listing criteria for PSE generally include a minimum of $500,000 in net tangible assets, at least $2,000,000 in net worth, a minimum bid price of $1.00 per share of common stock, 300,000 shares in the public float and at least 250 public
  beneficial holders.   On May 21, 1997, PSE notified the Company of its
  initiation of delisting proceedings. The Company submitted a detailed plan to meet the listing requirements. PSE has advised the Company of its decision to extend the time period to satisfy the listing requirements to December 2, 1997. The Company intends to increase its assets by selling additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company's plan will be accepted by the PSE or that the Company will be successful in obtaining additional funds. The Company is also exploring alternatives available to the Company, including the possible sale of certain intellectual property or technology to obtain working capital. There is no assurance that such alternatives will be feasible or successful in increasing working capital or improving the Company's financial position.

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

       The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental management). The Company's ability to develop and market its Sepralaca process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its Radial Flow Chromatography (RFC) technology in return for agreements to purchase its equipment and royalty bearing licenses to the developed applications.

  Other Events:

       In September of 1997, the Company announced that the board of directors filled the two vacancies existing on the board of directors by electing two new members to the Company's board of directors, bringing the total number of members to five. The new members are Kris Venkat, Ph. D., D. SC. and Henry N. Edmunds, Ph. D.

       Dr. Venkat has been Chairman and Chief Executive officer of Phyton, Inc., a privately held company engaged in commercializing plant cell culture technology since 1992. From 1976 through 1990, Dr. Venkat served in various management positions with H. J. Heinz Company including corporate director of science and technology from 1986 to 1990. Dr. Venkat currently serves on the Board of Directors of Phyton, Inc., Androx Corporation, Biotechnology Trading Company, Biotechnology Consortium of India Limited and Krystos Group. Dr. Venkat also serves on the faculty of the department of chemical and biochemical engineering at Rutgers University. Dr. Venkat has a M.S. degree and Ph. D. in Biochemical Engineering from Rutgers University.

       Dr. Edmunds has served as Vice President of corporate development and Chief Financial Officer of SangStat Medical Corporation, a Menlo Park, California based company, since 1992. From 1985 until 1992, Dr. Edmunds was Director of Business Development and business manager for Genencor, Inc., a South San Francisco, California biotechnology company. Dr. Edmunds received his Ph. D. in Biochemistry from the University of California, Berkeley and his M.B.A. from the Stanford School of Business.

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

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past January 1, 1998. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. If the Company is unable to secure such capital, it will not meet the net asset and capital and surplus levels required for continued listing of its securities on the Pacific Exchange Tier II, or getting re-listed on the Nasdaq SmallCap Market..

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

                                SEPRAGEN CORPORATION

  DATE: November 15, 1997       By: /s/Vinit Saxena

                                     Vinit Saxena
                                     Chief Executive Officer, President
                                     and Principal Financial and Chief
                                     Accounting Officer