Form 10QSB/A
period 1997-09-30
SEPRAGEN CORP
filed 1997-12-15
CIK 794154

CONFORMED COPY
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                FORM  10-QSB/A

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

                            SEPRAGEN CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months              Nine Months
                             Ended September 30,      Ended September 30,
                                 1997      1996         1997        1996


   Revenues:
   Net
      Sales                 $ 188,264 $ 142,375    $ 731,977  $ 1,005,156



   Costs and expenses:

   Cost of goods sold         112,317   104,456      412,274     742,386
   Selling, general and
       administrative         311,791   563,917    1,115,059   1,789,267

   Research and development   157,881   435,115      669,821   1,164,425

   Total costs and expenses   581,989 1,103,488    2,197,154   3,696,922


      Loss from operations   (393,725) (961,113)  (1,465,177) (2,690,922)

   Other income                32,804     9,954       72,804          --
   Interest income, net            25        --        1,018      80,505

      Net loss               (360,896) (951,159)  (1,391,355) (2,610,417)

   Net loss per common and
    common equivalent share     $(.13)    $(.33)       $(.49)      $(.91)

   Weighted average shares
    outstanding              2,856,431 2,856,431    2,856,431   2,856,431

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

                                SEPRAGEN CORPORATION

  DATE: December 12, 1997       By: /s/Vinit Saxena

                                     Vinit Saxena
                                     Chief Executive Officer, President
                                     and Principal Financial and Chief
                                     Accounting Officer