Form 10KSB
period 1997-12-31
SEPRAGEN CORP
filed 1998-05-04
CIK 794154

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
(Mark One)     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to

Commission file number 0-25726
                         SEPRAGEN CORPORATION
            (Name of small business issuer in its charter)
     California                                       68-0073366
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)
          30689 Huntwood Avenue, Hayward, California 94544 (Address of principal executive offices, zip code)
              Issuer's telephone number:  (510) 476-0650

     Securities registered pursuant to Section 12(b) of the Act:
  Units, each consisting of one unit of Class A Common Stock, no par value,
  one Redeemable Class A Warrant and one Redeemable Class B Warrant;

                 Class A Common Stock, no par  value;

Redeemable Class A Warrants, each Redeemable Class A Warrant, entitling the holder to purchase one share of Class A Common Stock and one Redeem able Class B Warrant;

Redeemable Class B Warrants, each Redeemable Class B Warrant entitling the holder to purchase one share of Class A Common Stock
                           (Title of Class)

  Securities registered pursuant to Section 12(g) of the Act:  None.

   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
   Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
   Issuer's revenues for its most recent fiscal year were: $1,619,623. The aggregate market value of Class A Common Stock (voting stock)
held by non-affiliates on March 31, 1998 was $3,233,881 (computed on the basis of the last sale price of a share of Class A Common Stock on that date as reported in Over The Counter trading). In addition, non-affili ates held 302,267 shares Class B and Class E Common Stock (voting stock) which are convertible into Class A Common Stock, but are not registered under the Securities Exchange Act of 1934, as amended, as of March 31, 1998.
   The number of shares outstanding of each of the registrant's classes of Common Stock at March 31, 1998, was:
                  Class A Common Stock          2,155,254
                  Class B Common Stock            701,177
                  Class E Common Stock          1,209,894
   Transitional Small Business Disclosure Format        Yes;   X    No

             THIS REPORT INCLUDES A TOTAL OF 56 PAGES.
                   EXHIBIT INDEX BEGINS ON PAGE 51.

                                PART I

Item 1. Description of Business

Company History

   The Company was incorporated as a California corporation in 1985. Since 1986, it has operated as the developer, manufacturer, assembler and distributor of products employing radial flow chromatography ("RFC") technology.

   The Company currently develops, assembles and markets liquid chromatography columns and computer-controlled liquid chromatography process systems for use in the separation and purification of biopharmaceuticals and food and beverage products. The Company's columns utilize RFC technology which the Company believes enables the purification of greater quantities of molecules more efficiently than with conventional axial flow chromatography. The Company believes this feature gives RFC a measurable economic advantage over axial flow chromatography. The Company believes its experience in developing and refining RFC technology and delivering RFC products to customers and its existing and pending patent rights relating to RFC technology give it a competitive advantage over others who may employ RFC technology in competition with the Company.

   Within the past three years, the Company has developed specific applications of its separations technology for the food and beverage industry. The Sepralac(TM) process isolates high value proteins from relatively low-value whey, a liquid byproduct of cheese production.
Whey currently sells for approximately 50 cents a kilogram and is typically dried and processed into saleable products for human consump tion or for animal feed. Management believes isolated proteins in the whey can be utilized in infant formula and other products for their nutritional, functional and, in some cases, pharmaceutical value. The Company believes these proteins can be used to manufacture a human infant formula that more closely resembles the protein composition of mothers' milk and protein-based fat or egg white substitute. Individual components within the whey are valued at over $600 per kilogram. The Company has engaged in evaluation studies with three large dairy product companies to evaluate the Sepralac(TM) process.

   The Company has successfully demonstrated in the lab a process called Sepradebitt(TM) to debitter citrus juice. The Company has begun to introduce the concept to juice processors for their evaluation.
Other food applications at an early stage of development are the removal of certain flavors from beverages such as wine and sake, improved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional products from eggs and soy.

   In addition to biopharmaceutical applications and food and dairy applications, the Company is exploring the use of its RFC technology in the environmental management industry. The Company is attempting to develop a process for the removal of heavy metals from liquid waste. The Company believes that rather than shipping tankers full of waste-

water, a small Sepragen cartridge of concentrated toxic metals could be transported to the recycling facility.

   The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market intro duction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful.

Chromatography Overview

   The two principal methods for separation of components from liquids are filtration and chromatography. Filtration is a physical separations technique which principally utilizes microporous membranes to remove specifically-sized particles. Microporous membranes are thin, film-like materials with millions of uniform microscopic holes. Filtration occurs because molecules smaller than the pores pass through the membrane while larger molecules are restrained. Filtration's specificity is based on the size of the molecule and is therefore less exacting since many different types of molecules may be small enough to pass through the pores resulting in an impure product.

   In contrast, chromatography is a chemical separations technology which results in higher purity separation than physical separation technologies such as filtration. Chromatography is performed in tubular columns containing chemically coated porous beads (separations media).
A liquid mixture containing the target molecules is pumped through the separations media to a collection channel at the bottom of the column. As the mixture flows through the column, only the target molecules bind to the surface of the separations media. Because the binding is chemi cal and not based on size, the resulting purity of the end product is high.

   Conventional axial flow chromatography is a process where the liquid mixture is pumped vertically through the column. As axial flow chromatography processes are increased in scale from laboratory quanti ties to clinical and commercial production quantities, the capacity of the chromatography column must be increased. The capacity can be increased in one of three ways: (i) the height of the column can be increased, which increases the back pressure required to pump the fluid through the column and lowers the productivity; (ii) the diameter of the column can be increased which results in inefficient separation; or
(iii) the number of columns can be increased which increases the capital and operating costs.

   The Company developed its RFC technology as a means of solving the scale-up problems associated with axial flow chromatography. In RFC, the flow of the liquid is perpendicular rather than parallel to the axis of the column. The Company believes radial flow technology offers higher volumetric productivity and several other technical, economic and safety-related advantages over axial flow chromatography. RFC permits the production volume to be increased without any significant impairment to the quality of purification and without the use of high hydrostatic pressure. Typically, axial flow chromatography on a large scale is run at flow rates of between 5 to 15 column volumes per hour. The flow rates typically decrease as the column volume increases. RFC is rou tinely run at between 20 to 75 column volumes per hour depending on the application. As a result, greater quantities of purified molecules can be produced more efficiently than with axial flow chromatography, and the process makes more efficient use of the separations media. The Company believes this feature gives RFC a measurable economic advantage over axial flow chromatography. While still significant at lower volumes, the importance of these advantages increases as the volume of the molecules to be processed increases (or "scaled up") to metric ton or kiloliter quantities and as the per unit cost of processing such molecules grows relative to the selling price of the compounds.

Strategy

   The Company has undertaken to reposition itself strategically in the two years since its 1995 initial public offering. Its original strategy was to sell RFC equipment and instrumentation primarily to the "scale-up end" of the rapidly growing biopharmaceutical marketplace while researching applications in the food and dairy markets. The Company and its competitors discovered that while there has been tremen dous growth in the biotechnology industry, most of it has been at the research and development levels and has not made a sizable impact on the manufacturing end of the business. Accordingly, sales of commercial scale equipment by the Company have been significantly less than the Company anticipated. The Company believes that while long-term growth prospects in this market are good, it has made short-term reductions in cost in this area. In the past two years, the Company has developed Sepralac(TM) and Sepradebitt(TM) processes. The Company continues to seek development of separation solutions for large volume markets that do not have long FDA approval hurdles. The business model that the Company expects to negotiate for these proprietary processes would include royalties. The Company has signed letters of intent and is currently in negotiations with Anchor Products of New Zealand and California Gold of the United States to commercialize the Company's Sepralac(TM) process. However, as of this date no agreements have been reached with any producers and no assurance can be given that the commercialization of the Sepralac(TM) or Sepradebitt(TM) processes will provide significant revenues to the Company.

Biopharmaceutical Industry

   The biopharmaceutical market encompasses biological drugs derived from natural sources such as human plasma, plant and tissue extracts to those derived from genetically engineered microorganisms. Chromatogra phy, because of its ability to specifically isolate the desired mole cules, is used extensively in the biopharmaceutical industry to purify and isolate biological drugs.

   Before a biopharmaceutical product can be sold commercially, it must be approved by the Food and Drug Administration (the "FDA") which can take approximately seven to ten years. The FDA approval process requires a number of well-defined phases. At each phase, more of the biopharmaceutical product is required to be produced. In the discovery state of the process, scientists isolate and identify a candidate biomolecule with potential therapeutic applications. Also, it is necessary to develop an effective means of isolating small quantities of the target molecule for testing from cell culture fluid in which geneti cally engineered cells are grown.

   After the therapeutic potential of a biomolecule has been estab lished, clinical trials are conducted to evaluate the safety and effi cacy of the biopharmaceutical in humans. A manufacturing process is developed to produce increasing amounts of the pure biopharmaceutical as the product passes through each phase of clinical testing and after FDA approval into commercial manufacture.

   As the biopharmaceutical product moves through the FDA approval process, it becomes increasingly less likely that the manufacturer will change either the manufacturing equipment or process. This is because the onus is on the manufacturer to prove that the changes have not effected the process or the product. This can often be a time consuming and expensive diversion. Accordingly, it is critical that the Company sell its products to manufacturers for use in both laboratory-scale and pilot-scale development of biopharmaceutical products so that its radial flow columns and systems are part of a newly approved drug manufacturing process.

Food and Beverage Industry

   The Company believes its RFC technology can be used to develop a broad range of high volume processes in the food and beverage industry. RFC allows the production of substantially pure compositions of mole cules that have nutritional or other value and the removal of substances from various foods and beverages that have been identified as harmful or that adversely affect flavor or other qualities. In many cases, pro cesses for separating and purifying or removing these molecules are either not currently available or require relatively high levels of capital investment and ongoing operating expenses.

Separating the Components of Whey.

   The Company has developed a process called Sepralac(TM) for sepa rating and purifying the components of whey, a by-product of cheese production. The whey is the liquid part of the milk remaining after the curds used for the cheese have formed and been separated. A substantial portion of the liquid whey is dried and processed into salable products for human consumption or as animal feed. The remainder of the whey is disposed of as waste.

   Whey is comprised of several different components which in their pure form have nutritional, functional and, in some cases, pharmaceuti cal value. Whey sells for approximately $0.50 a kilogram, but individ ual components within the whey are valued at over $600 per kilogram. Conventional processing technologies do not allow for economic separa tion and purification of each of the components of the whey. As a result, whey is used currently in dry form in whey protein concentrate ("WPC") and whey protein isolate ("WPI"). WPI is a recent product introduction indicating an industry trend towards higher value, higher purity and higher protein content products. WPC and WPI are used in infant formula, foods, soups, beverages and confectionery and bakery products for their nutritional and functional properties including emulsification, foaming and gelling. These properties can be improved if certain protein components are either isolated in a pure form or removed, depending on certain factors. For example, fat contained in WPC reduces foamability which is a desired property in ice creams, shakes and bakery products.

   Using Sepragen's Sepralac(TM) process, the Company believes indi vidual whey components can be separated more economically. The Company believes the isolated components can be used in a variety of applica tions to produce improved end products or entirely new products. There can be no assurance that commercial applications for whey proteins isolated using the Company's Sepralac(TM) process can be found, or that such proteins can be sold at prices in excess of the costs of develop ment.

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

   Other Whey Applications. Having the ability to separate the individual proteins in the whey potentially creates additional applica tions for those proteins. Certain protein components could be added to sports drinks to improve nutritional value without "curdling" or "pre cipitating." Certain protein components could replace egg whites since they provide better whippability and gelation characteristics. Addi tional applications for protein components include geriatric products where a specialized nutritional profile is desired, meat products where enhanced binding is required and ice creams and shakes where increased whippability is desired.

Debittering Citrus Juice.

   The Company has successfully demonstrated in the lab a process called Sepradebitt(TM) to debitter citrus juice. A patent was applied for in December 1996 and the Company has received a notice of allowance from the U.S. Patent and Trademark Office which indicates that the patent is being processed for issuance. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from sales of such processes to date. Orange processing in both California and Florida results in unsqueezed juice that is too bitter to use. If processors could use all of the juice in the orange, not just that obtained in the first squeeze, their economics would improve. Additionally, oranges grown in Califor nia go through a period of months when they are too bitter to be pro cessed into juice. Similarly, the bitterness of grapefruit juice prevents its use as an ingredient in mixed juice production. Debitter-

ing grapefruit juice may extend its usage to new applications. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from the sale or license of this process to date.

Other Food Applications.

   Other food applications at an early stage of development are the removal of certain flavors from beverages such as wine and sake, im proved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional proteins from eggs and soy.

Environmental Industry

   Major industrial companies, such as computer chip manufacturers and chemical companies, pay recyclers to transport wastewater in tankers from the manufacturing site to the reclamation facility. Since the waste stream is dilute, the manufacturer is paying mostly to transport the water.

   The Company's RFC process might be used to concentrate the toxic metals contained in the wastewater at the manufacturer's site. The Company believes that instead of shipping tankers full of wastewater, a small Sepragen cartridge of concentrated toxic metals could be lifted out of the Company's columns and transported to the recycling facility. The ability of the Company's columns to concentrate toxic metals found in wastewater has been beta-site tested at major manufacturers. In order to commercialize this process, among other things, the Company needs to obtain regulatory permits and have access to a recycling facility. No assurance can be given that the Company will be able to obtain the necessary permits or access to any recycling facility on terms that allow for profitable development of the Company's technology for the environmental industry.

Necessity of Alliances and Partnerships

   The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or strategic alliances with established companies in each market. The Company will be reliant on such joint venture partners or allied companies for both market intro duction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. While the Company continues to have discussions with a number of different companies, particularly those interested in its Sepralac-

(TM) process, it has not established any partnerships, joint ventures or strategic alliances in any industry group and there can be no assurance that the Company will be able to do so in the future or that any such partnership, joint venture or strategic alliance will be successful.

Products and Systems

   The Company is attempting to develop complete processes for the food and environmental markets. However, for the biopharmaceutical market, its current product offering includes the "tools" needed to develop a process: workstations for control automation and monitoring the separation processes; resins and other chromatography media; and processes using RFC technology. The Company currently markets its line of Superflo(R) RFC columns and its QuantaSep(R) computer controlled system.

   Superflo RFC Columns. The Company began marketing laboratory-scale RFC columns in 1987. Superflo(R) columns are now available in labora tory-scale, pilot-scale and commercial-scale configurations, from 50 milliliters to 350 liters in volume. The Company believes the linear scalability of Superflo(R) columns from laboratory-scale research and development work through commercial-scale processing and manufacture operations is particularly important to pharmaceutical and biotechnology companies seeking to minimize the expense and time required for commer cializing newly discovered drugs. Of equal importance is the ability of Superflo(R) columns to be run in commercial-scale settings at relatively high fluid flow rates and relatively low hydrostatic pressures. In addition, Superflo(R) columns can be used with many different types of separations media currently available for liquid chromatography applica tions, such as ion exchange, affinity, hydrophobic, reverse phase and other types of absorption/desorption reactions. Superflo(R) columns can be run manually, on the Company's QuantaSep(R) system (discussed below) or on other chromatography systems.

   Superflo(R) columns are available in both stainless steel and high-grade plastic and are designed to comply with the FDA's standards for Good Laboratory Practices ("GLP") and Good Manufacturing Practice ("GMP") for the manufacture of pharmaceuticals and therapeutic drugs. The prices of Superflo(R) columns vary according to material type and size. Prices range from $500 for laboratory models to more than $100,-

000 for larger models.

   QuantaSep Computer-Controlled Liquid Chromatography Systems. The Company commenced commercial shipments of its QuantaSep(R) 1000 com puter-controlled chromatography workstation during 1992. The system consists of hardware and electronics, software, pumps, tubing, fittings, sensors, detectors and related equipment. This system is capable of controlling the flow of multiple liquid inputs through an array of up to three chromatography columns and several process monitoring instruments. The QuantaSep(R) system allows the benefit of computer controlled chemical process design and processing to be applied to liquid chroma tography.

   Process development, particularly in the biopharmaceutical indus try, has traditionally required long periods to test alternative separa tion and purification processes. In addition, the problems of convert ing laboratory-scale processes to operate at a commercial scale require continual revision to the processes. The QuantaSep(R) enables a user to automatically perform these tasks. The QuantaSep's benchtop liquid chromatography system is designed to work with the high flow rates provided by radial flow columns as well as with the precision needed by new higher performance chromatography media.

   The QuantaSep 1000 can be used with pilot-scale columns providing flow rates of up to one liter per minute. The current version of the QuantaSep system is designed to facilitate the development, optimization and scale-up of multi-step chromatography protocols for many different types of target biomolecules and to operate under the FDA's GLP and GMP drug development and manufacturing environments. The Company intends to further develop its QuantaSep technology for application to commer cial-scale processing operations.

   The QuantaSep system is available in several configurations and can be used with axial flow as well as radial flow columns. The price of the current QuantaSep 1000 version of the QuantaSep system ranges from $65,000 to $200,000, depending on the various features, sizes and options ordered.

   Large Scale QuantaSep. In 1996, the Company developed a large scale QuantaSep capable of delivering flow rates of up to 5 liters/-

minute. This machine can be used to automate and control manufacturing processes in the biopharmaceutical industry or for pilot scale evalua tions in food applications. It brings all the process features of flexibility, ease of use and precision fluid handling contained in the QuantaSep(R) to large scale use.

   Version 2.0 Software. In 1996, the Company developed a new soft ware package for the QuantaSep system to address evolving needs for the use of RFC technology in larger manufacturing processes in biopharmaceutical and food applications. This "Windows" based software allows a user to run a process, collect data, analyze data and continu ously monitor the process. It operates with a highly interactive graphics process diagram "dashboard."

   Separations Media. Based in part upon the technology acquired in its purchase in June 1994 of certain assets of BPS Separations, a U.K. company that went into receivership, the Company has commenced develop-

ment of consumable resin or media products for chromatography columns. The novel media named SepraSorb(TM) is based on a "sponge" as opposed to a "bead" configuration. This configuration has several significant advantages over conventional resins for "front-end" (pre-chromatography) separations of crude biological material. In a typical chromatographic separation process, cell debris or aggregates are removed from the raw material or feed stream prior to chromatography so as not to foul the chromatography media. This step increases the cost of the operation and reduces yield because of product loss associated with this step. The Company believes that the unique ability of the SepraSorb(TM) media to handle "dirty streams" without clogging will eliminate various pre-chromatography steps and increase overall yield and productivity of many purification processes. Tests show that SepraSorb(TM) media in radial flow columns combine the advantages of RFC and sponge media technologies and increase overall productivity of the process. The Company has only recently commercially introduced SepraSorb(TM) car tridges to the biopharmaceutical market and there have been no sales of this product to date.

Customers, Sales and Marketing

   The Company is currently marketing its products to the biotech industry through three direct salespeople domestically, coupled with distributors overseas that are supported by the Company's staff located in Europe and Asia. The Company currently has no written distribution contracts with any U.S. distributors. The Company may also seek to enter into strategic alliances or contractual arrangements such as joint venture, licensing or similar collaborative agreements with other companies having preestablished marketing and distribution networks. If the Company enters into contractual arrangements, the Company may lose some control over part or all of the marketing and distribution of the Company's products. There can be no assurance that the Company will be able to enter into any such arrangements on terms acceptable to the Company, or at all.

   In 1997 approximately 45% of sales revenues were from sales to customers in the United States and 55% to customers outside the United States. Of the Company's 1997 sales revenues, 48% was attributable to production-scale chromatography column products, less than 8% to labora tory-scale and pilot-scale chromatography column products and the balance to QuantaSep systems. Approximately 92% of the sales were to biopharmaceutical or pharmaceutical companies, and 8% of sales were to companies engaged in evaluation studies for food and dairy separations applications of the Company's technology.

   The Company's future growth and profitability will depend, in large part, on the success of its personnel and others in fostering acceptance among the various markets of the use of the Company's products as an alternative to existing products (e.g., the use of Superflo(R) columns as an alternative to the prevailing use of axial flow chromatography columns) and in negotiating joint ventures and alliances in the dairy, food, beverage and environmental industries. The Company's success in marketing its products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and perceived benefits of the Company's products. There can be no assurance that the Company's efforts or the efforts of others will be successful, that any of the Company's proposed products will be favorably accepted among the targeted markets, or that the Company's products will ever achieve the level of sales necessary for the Company to operate profitably.

Research and Development

   The Company spent approximately $1,487,000 and $861,000 on research and development for the years ended December 31, 1996 and 1997, respec tively. Substantially all of the Company's research and development expenditures to date have related to its RFC columns, QuantaSep systems and Sepralac(TM) process, including related purification technology.

   The Company maintains an on-going research and development program that covers the following areas:

        (i) improvements and extensions of existing products which exploit the Company's patents to address specific customer needs;

        (ii)  continued development of separation media; and

        (iii) continued development of commercial-scale liquid chromatogra phy processes based on RFC technology for food, dairy and environmental applications.

Patents, Trademarks and Intellectual Property

   The Company considers patent protection of its processes to be important to its business prospects. The Company currently holds twelve patents and three patent applications in the United States relating to its technologies. In addition, the Company holds seven patents and four patent applications in various foreign countries.

   The first of the Company's patents was issued in 1986 for its radial flow processes and method relating to purification columns. Since then, the Company has successfully obtained patents for various other technologies. The Company's patents are issued for the following inventions and have the expiration dates indicated (assuming all re quired maintenance fees are paid):

        U.S. Patent Reg. Nos. 4,627,918 (11/4/05); 4,676,898 (11/4/-

        05); 4,840,730 (11/4/05) and 4,865,729 (11/4/05) cover differ ent horizontal or radial flow chromatography methods and apparatuses.

        U.S. Patent Reg. No. 5,462,659 (6/15/13) covering axial flow chromatography columns.

        U.S. Patent Reg. No. 4,708,782 (9/15/06) covers a combination horizontal or radial flow chromatography column and electro phoresis apparatus.

        U.S. Patent Reg. Nos. 4,740,298 (11/4/05) and 4,867,947
        (9/19/06) cover interface apparatuses for directing the output of a chromatography column to a point of use/detection and/or identification such as mass spectrometry device.

        U.S. Patent Reg. No. 4,705,616 (9/15/06) covers a combination electrophoresis/ mass spectrometry probe for performing the two processes of electrophoretic separation of a sample fol lowed by introduction of the separated sample to a mass spec trometry apparatus.

        U.S. Patent Reg. No. 4,833,083 (11/04/05) covers a packed bed bioreactor for anchorage or nonanchorage dependent cells, or for immobilized enzymes, that is capable of achieving high cell densities or concentrations of reaction products.

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

   The Company has received a notice of allowance for its patent related to sequential separation of whey proteins which indicates that the U.S. Patent and Trademark Office is processing the patent for issuance.

   The Company intends to continue to pursue patent protection for the various technologies it develops. There can be no assurance that any of the Company's issued patents will afford protection against a competi tor, that any patents issued or licensed to the Company could not be designed around or invalidated or that the Company's pending patent applications will result in issued patents. In addition, there can also be no assurance that any application of the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be required for the Company's processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforce-

ability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial.

   The Company believes that patents in certain foreign countries are more difficult and expensive than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position therefore may be stronger in the United States than abroad. In addi tion, the protection provided by foreign patents, once they are ob tained, may be weaker than that provided by domestic patents, with the attendant risks of infringement of the Company's patents and loss of market share to infringing competition.

   The Company also relies upon unpatented proprietary technology, and in the future may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. To the extent that consultants or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

   The Company's name, helix logo, Superflo and QuantaSep trademarks are registered on the Principal Register of Trademarks maintained by the U.S. Patent and Trademark Office, and applications to register the mark SepraSorb, Sepragen, "S" and Design and Sepralac are pending.

Competition

   The Company faces significant competition in three principal areas of its business. With respect to the Company's liquid chromatography equipment, resins and systems, competition comes from companies that make liquid chromatography equipment and systems and companies that make separation and purification equipment and systems that compete with liquid chromatography. In the market for liquid chromatography equip ment and systems, the Company's major competitors are Pharmacia Biotech, Inc., Amicon (a division of Millipore Corporation), BioSepra Inc., PerSeptive Biosystems, Inc. and a number of smaller companies. In particular, the Company can expect intense competition from the fast flow resins and scaled-up process systems and workstations being devel oped by Pharmacia, BioSepra and PerSeptive Biosystems. The Company intends to compete through the introduction of innovative liquid RFC products and systems that enable cost effective and large-scale separa tion and purification systems.

   With respect to the Company's liquid chromatography processes under development for application in the food and dairy industries, the Company will face competition from existing producers of whey and other food ingredients who are attempting to develop existing separation technology for fractionating dairy ingredients. Such competitors include overseas companies Danmark Protein, New Zealand Dairy Board and Immucell Corporation and Davisco International Incorporated in the United States. In addition, the Company may face competition from companies in the chromatography equipment industry such as BioSepra, PerSeptive Biosystems and Pharmacia to the extent the dairy and food industries begin using chromatography separation processes in the future and from companies providing competing technologies, such as membrane filtration and ion exchange, including APV Pasilac AS, Calgon Carbon Corporation, Ionics, Incorporated and Osmonics, Inc., which are cur rently used in food separation processes.

   With respect to the Company's liquid chromatography processes under development for application in the environmental management industry, the Company will face competition from providers of competing technolo gies currently utilized in the waste disposal industry, including carbon absorption, membrane filtration, ion exchange and precipitation. Such competitors will include large established companies in the environmen tal industry such as Ionics, United States Filter Corporation/Whittier, Inc. and Osmonics and many smaller manufacturers. There can be no assurance that the Company will be able to compete successfully in any of its target markets.

Manufacturing and Supplies

   The hardware for the Company's RFC columns and the software and certain components for the QuantaSep system are produced by third party contract manufacturers. The Company assembles the products and performs quality control. The Company intends to continue to enter into addi tional arrangements with third parties to manufacture the components of its products according to specifications provided by the Company. For example, in 1996, the Company signed an agreement with Thermax Ltd., a supplier of ion-exchange resins headquartered in India, to manufacture certain of its resins. The Company continues to monitor production at these manufacturing facilities to assure compliance with product speci fications. There can be no assurance that the Company will be able to enter into future arrangements, on acceptable terms or at all, for the manufacture of its products by others or that any manufacturer will be able to meet any demand for such products on a timely or cost effective basis.

   The Company currently relies and intends to continue to rely on certain suppliers to provide substantially all of the materials required to produce its products, including, but not limited to, fabricated steel, plastics, wiring, circuitry and computer hardware. The Company has been and expects to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof. The raw materials utilized in the manufacture and assembly of the Company's products are readily available from a wide variety of industry sources. The Company does not believe its production depends on any single group of suppliers or third party contract manufacturers.

   In the future, the Company may decide to manufacture directly certain of its existing or proposed products. Manufacture of the Company's products will require expensive equipment and experienced personnel. Although certain of the Company's officers have had manufac turing experience with other companies, the Company has limited manufac turing experience and capabilities. There can be no assurance that the Company will be able to obtain the requisite financing, attract or retain experienced personnel or be able to establish a suitable manufac turing facility.

Employees

   As of March 31, 1998, the Company employed a staff consisting of 21 full-time employees and one part-time employee. In order to maximize the efficiency of this small staff, most employees serve in various functions as different needs arise. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory. The Company's employees are not covered by any collective bargaining agreement.

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


Item 2. Description of Property

   The Company leases approximately 23,000 square feet of assembly, laboratory and office space in Hayward California for annual rent of $83,893 in 1997. Of this space, approximately 13,700 square feet are allocated to manufacturing, approximately 1,700 square feet to the Company's laboratories, and approximately 7,600 square feet to the Company's executive and administrative offices. The term of the lease expires on September 30, 2000.

Item 3. Legal Proceedings

   Neither the Company nor its officers or directors are parties to any pending legal proceedings involving a matter the outcome of which is expected to have a material adverse effect on the Company's financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.


                               PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   (a) Market Information.

   The Company's IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants were quoted on Nasdaq Small Cap Market from March 23, 1995 until August 15, 1997 and are now quoted on the OTC Bulletin Board (under the symbols SPGNU, SPGNA, SPGNW and SPGNZ). The Company's securities were delisted from the Nasdaq Small Cap Market because the Company failed to meet total asset and minimum share price requirements for continued listing. The high and low bid prices for the IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants as reported by Nasdaq are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions. Prior to March 23, 1995, the Company was privately held and its securities were not publicly traded. The Com pany's securities were first listed on the Pacific Stock Exchange (Tier
II) on November 22, 1995 (under the symbols SPN U TT, SPN TT, SPN WS A TT and SPN WS B TT). The Pacific Stock Exchange has informed the Company that its securities will be delisted in May 1998.

                                 Class A             Class A     Class B
                     IPO Units    Common Stock    Warrants    Warrants
                       Low   High   Low  High     Low  High   Low  High
     1996
     First Quarter   $3.50  $4.88 $1.50 $3.50   $ .81 $1.50   n/a   n/a
     Second Quarter   3.50   6.03  2.63  3.88     .94  1.25 $ .75 $ .88
     Third Quarter    3.38   5.00  2.13  2.88     .75  1.00   .81   .81
     Fourth Quarter   1.88   4.30   .88  2.38     .63   .88   .56   .81

     1997
     First Quarter   $1.88  $3.88 $ .88 $1.13   $ .75 $ .94 $ .56 $ .75
     Second Quarter   1.06   1.75   .63  1.38     .44   .69   .16   .50
     Third Quarter    1.00   1.81   .38  1.44     .38   .75   .13   .16
     Fourth Quarter   1.38   2.00  1.06  2.00     .13   .44   .06   .13

 As of March 31, 1998, the last sale price as reported on the OTC
Bulletin Board for the Class A Common Stock was $1.50; the closest last sale price for IPO Units was as of March 30, 1998 and was $1.69, and the closest last sale prices for the Class A and Class B Warrants were as of March 27, 1998 and were $0.19 and $0.06, respectively.

 Prior to March 23, 1995, the Class A Common Stock, Class A War rants, Class B Warrants and IPO Units were not publicly traded. There is no public market for Class B or Class E Common Stock and Class E common is not transferrable.

 (b) Holders. As of March 31, 1998, there were 36 record holders of Class A Common Stock, 49 record holders of Class B Common Stock and 17 record holders of Class E Common Stock. The majority of the outstanding shares of Class A Common Stock are held of record by nominee holders on behalf of a number of ultimate beneficial owners which the Company has been informed exceeds 500.

 (c) Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

 On November 3, 1997, the Company completed a private placement of 54 bridge units. No underwriter was used in the bridge unit offering, however, Dakin Securities Corporation acted as placement agent, and was paid $43,200 of which $35,000 was a commission and $8,200 was credited as a retainer for future services. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% (the "Bridge Notes") and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share. The Bridge Notes became due six months from issuance and are now due and payable. As of the date of this report, the Company has been unable to make any payment on the Bridge Notes. The Class C Warrants have certain registration rights and may be redeemed for $.05 by the Company if the Target Price for the Company's Class A Common Stock exceeds $4.00 per share for 30 consecu tive business days. The number and price of Class A Common Shares subject to the Class C Warrants are subject to adjustment if the under lying shares are recapitalized, otherwise adjusted or if there are subsequent issuances of securities by the Company. The Warrants expire on December 31, 2002. As of December 31, 1997, the Company had sold $540,000 of Bridge Notes from which it received $505,000 in net pro ceeds. The offering was made pursuant to SEC Regulation D and was limited to accredited investors as defined by Regulation D. Debt issuance costs related to these notes of $35,000, plus the fair value of the Class C warrants issued of $110,700 have been netted against the liability and are being amortized as additional interest expense over the term of the notes.


Item 6.   Management's Discussion and Analysis or Plan of Operation

 The following table sets forth selected financial information with respect to the Company for each of the years in the five year period ended December 31, 1997 which have been derived from the audited finan cial statements of the Company. The reports of Grant Thornton LLP, independent certified public accountants, for the year ended December 31, 1997 and Coopers & Lybrand, LLP, independent certified public accountants, for the year ended December 31, 1996, are included else where herein and include an explanatory paragraph regarding the Com pany's ability to continue as a going concern. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto, included elsewhere herein.

Selected Financial Data
                                                 Year Ended December 31
                  1997         1996         1995       1994         1993

Statements of Operations

Revenues    $1,619,623   $1,002,562   $1,046,256 $1,787,418   $1,314,790
Net Loss   $(1,648,514) $(3,579,049) $(2,912,857) $(862,289) $(1,095,051)

Net Loss
Per Share       $(0.58)      $(1.25)      $(1.25)    $(1.17)      $(1.49)

Weighted Average
number of shares
 outstanding  2,856,431   2,856,431    2,332,283    735,528       734,052

Balance Sheets
(December 31)     1997         1996         1995       1994         1993

Total
Assets      $1,393,036   $1,407,425   $5,086,806 $1,544,152     $631,934

Total
Liabilities $1,898,743     $375,318     $490,012 $3,196,117   $1,487,281

Shareholders'
Equity
(Deficit)    $(505,707)  $1,032,107   $4,596,694 $(1,651,965)  $(855,347)


 The following table is included as an aid to understanding the Company's operating results. The table sets forth the percentages which each item bears to revenues and the percentage change in dollar amounts from year to year.

                 Percentage                     Year to Year Percentage
           Relationship to Revenues               Increase (Decrease)
  Percent of             Percent of       Year               Year
  Revenues                 Revenues      Ended              Ended
Account Name                   1997       1996               1997    1996

Revenues                      100%       100%                62%    (4)%

Cost and Expenses
  Cost of goods sold           55%        84%                 6%    (23)%
  Selling, general and
    administrative             93%       234%               (36)%     3%
  Research and
    development                53%       148%               (42)%    38%
    Total costs and
      expenses                201%       466%               (30)%    16%

Loss from operations         (101)%     (366)%              (55)%    22%
Interest income
  and other, net               (1)%        9%               (34)%    59%

Net loss                     (102)%     (357)%              (56)%    23%


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

 In 1997, net sales increased by $617,000 or 62% from $1,003,000 in 1996 to $1,620,000 in 1997. The increase is due to the increase of sales of its core product, Radial Flow Chromatography (RFC) equipment. This increase is due to two factors: 1) increasing demand for production and scale-up equipment; and 2) small contribution of revenues from Sepralac evaluation license fees.

 The decision to buy RFC products has more to do with where a drug is in the FDA process than with the desirable features of the RFC
products.    Since the RFC's advantages appear only at large scale, when a drug is in the pre-clinical and early clinical stages where small volumes of drug are sufficient, RFC products do not offer significant advantage. Thus, as more drugs move through the FDA approval process into Phase three clinical trials and commercial production, (i.e., to large scale production), the competitive advantages of RFC with regards to linear productivity become significant. The Company believes the increase in sales reflects this acceptance of RFC products as the drugs move to Phase III clinical trials and commercial production. The increase in sales of production-scale chromatography columns from 23% of total sales in 1996 to 48% of total sales in 1997 reflects this trend.

 In the year ended December 31, 1997, sales to one customer ac counted for 21% of net sales. In the year ended December 31, 1996, sales to two customers accounted for 34% and 11% of net sales, respec tively. Historically, the Company has concentrated its sales with a few customers who took delivery for the Company's largest columns and who do not make regular large purchases from the Company in succeeding years.

 Gross margin increased by $565,000 or 349% from 1996. As a per centage of sales, gross margin increased by 29% from 16% to 45% in 1997 compared to 1996. The increase in gross margin is primarily due to product mix. To a lesser extent, the higher margin is attributable to customizing software for large QuantaSep products shipped in late 1996 without incurring corresponding costs in 1997. In addition, there was a relatively larger increase in the inventory reserve for slow moving and obsolete inventory in 1996.

 Selling, general and administrative expenses decreased by $840,000 from $2,344,000 in 1996 to $1,504,000 in 1997. The decrease was primar ily due to reduction in head count in sales and marketing as well as the scaling back of advertising and promotion, travel and other administra tive expenses, and a decision to focus for the short term on customers currently scaling up their processes.

 Research and development expenses decreased by $626,000 from $1,487,000 in 1996 to $861,000 in 1997. The decrease was mainly due to reduction in the cost of software development for the QuantaSep product, product development and reduction in head count in research personnel.

 Net loss for 1997 was $1,649,000 compared to a net loss of $3,579,-

000 for 1996. The decrease in net loss was due to higher sales and trimming expenses, while focusing the available resources on immediate higher margin biotech prospects.

 For the years ended December 31, 1997 and 1996, sales of the Company's products to foreign markets accounted for approximately 55% and 38%, respectively, of the Company's sales. Foreign sales expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, ac counts receivable collections, tariff regulations, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of its products. In addition, the Company may experience difficulties in providing prompt and cost-effective service of its products in foreign countries. The Company does not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon the Company's business, operations and financial condition. The Company attempts to mitigate risks applicable to foreign sales by effecting foreign sales through established independent dis tributors with greater experience and resources for dealing with foreign customers and foreign trade issues, and by denominating all sales contracts in U.S. dollars, thereby minimizing risks from foreign cur rency exchange fluctuations.

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

Liquidity and Capital Resources

 The Company used cash in operations of $922,400 and $3,145,100 during the years ended December 31, 1997 and 1996, respectively. Cash used in operations in 1997 was the result of the net loss incurred for the year of $1,648,500, offset by net non-cash expenses of $207,800, and the net change in operating assets and liabilities resulting in source of cash of $518,300. Cash used in operations in 1996 was the result of the net loss incurred for the year of $3,579,000, offset by non cash expenses of $156,400, and the change in operating assets and liabilities resulting in a source of cash of $277,500.

 Investing activities used cash of $15,200 in 1997 and provided cash of $3,338,800 in 1996. The source of cash in 1996 resulted from the net redemption of marketable securities of $3,600,500 offset by fixed and intangible asset acquisitions of $261,700. Investing activities used cash in 1997 for capitalized patent costs.

 Financing activities provided cash of $765,000 during the year
ended December 31, 1997.   The cash provided in 1997 resulted from the
issuance of $225,000 in notes payable and the issuance of the convert ible bridge debt of $540,000.

 At December 31, 1997 the Company had cash and cash equivalents of $44,400 as compared to $217,000 at December 31, 1996. At December 31, 1997, the Company had working capital deficit of $902,000, as compared to working capital of $513,000 at December 31, 1996. The decrease in cash in 1997 is a result of the aforementioned increase or decrease in cash from operating, investing and financing activities noted above. The decrease in working capital in 1997 is primarily a result of the net loss incurred offset by non-cash charges.

 This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet any growth in demand for its products from the dairy, food and beverage, pharmaceuti cal and biotechnology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technol ogy to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

 Since the IPO, the Company has funded its working capital require ments substantially from the net cash proceeds from the IPO. Prior to the IPO, the Company had funded its activities primarily through sales of its Superflo(R) columns and QuantaSep(R) systems, loans from its principal shareholders, and private placements of securities. The IPO generated net proceeds of $7,242,000 and the exercise by the underwriter of its over-allotment option generated additional net proceeds of $1,111,000.

From its inception, the Company's expenditures have exceeded its revenues. Prior to the IPO, the Company financed its operations primar ily through private equity placements in an aggregate amount of approxi mately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environmental Technologies Corporation ("Romic"), an entity controlled by Mr. Schnei der. In addition, the Company has historically relied on customers to provide purchase price advances for development and scale-up of its radial flow chromatography columns.

 The increase of $387,000 in accounts receivable from December 31, 1996 to December 31, 1997 was due primarily to relatively large ship ments in the fourth quarter of 1997.

 On November 3, 1997, the Company completed a private placement of
54 bridge units.   Each unit consists of a bridge note in the face
amount of $10,000 which bears interest at an annual rate of 10% and immediately exercisable warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share ("Class C Warrants"). The Class C Warrants have certain registration rights and may be redeemed for $.05 by the Company if the Target Price for the Company's Class A Common Stock exceeds $4.00 per share for 30 consecutive business days. The number and price of Class A Common Shares subject to the Class C War rants are subject to adjustment. The Bridge Notes became due six months from issuance and are now due and payable. As of the date of this report, the Company has been unable to make any payment on the Bridge Notes. As of December 31, 1997, the Company had sold $540,000 of
Bridge Notes from which it received $505,000 in net proceeds. Debt issuance costs related to these notes of $35,000, plus the fair value of the Class C Warrants issued of $110,700 have been netted against the liability and are being amortized over the term of the notes.

 The Company's financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, compet itive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through May 31, 1998. Accordingly, the Company will have to obtain additional financing to support its operations. The Company is cur rently attempting to secure additional financing through either the sale of additional equity securities of the Company or some form of debt financing. There can be no assurance that the Company will be able to secure financing on reasonable terms or at all.

 The IPO Units, Class A Common Stock and Class A and Class B war
rants were delisted from the Nasdaq SmallCap Market on August 15, 1997. The Company's financial statements indicate it did not meet the asset requirements for continued listing of securities on Nasdaq SmallCap Market as of December 31, 1996 or the net asset and capital surplus
requirements for continued listing as of June 30, 1997.   The continued
listing criteria for Nasdaq SmallCap Market generally include a minimum of $2,000,000 in total assets, $1,000,000 in capital surplus, a minimum bid price of $1.00 per share of common stock and 100,000 shares in the public float. In addition, the common stock must have at least two registered and active market makers and must be held by at least 300 holders and the market value of its public float must be at least $200,000. On August 15, 1997, Sepragen received a notification of delisting from Nasdaq, effective the same day. Since August 16, 1997, the IPO Units, Class A Common Stock and the warrants have been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of the company's securities. It is also likely the Com pany's securities will also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

 The Company has received notice that the IPO Units, Class A Common Stock and the Class A and Class B warrants will be delisted from the Pacific Exchange ("PSE") Tier II in May, 1998. The Company does not meet the criteria for continued listing of securities on the PSE. The continued listing criteria for PSE generally include a minimum of $500,000 in net tangible assets, at least $2,000,000 in net worth, a minimum bid price of $1.00 per share of common stock, 300,000 shares in the public float and at least 250 public beneficial holders.

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

 The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and environmental management). The Company's ability to develop and market its Sepralac process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its Radial Flow Chromatography (RFC) technology in return for agreements to purchase its equipment and royalty bearing licenses to the developed applications.

Charge to Income in the Event of Conversion of Class E Common Stock

 The shares of Class E Common Stock and all shares issuable upon the exercise of options to purchase Class E Common Stock will be automati cally converted into Class B Common Stock if and only if: (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the conversion of the Class E Common Stock (as derived from the Company's financial statements audited by the Company's independent accountants) meets certain thresholds of $5.6 million for the fiscal year ending December 31, 1998 and increasing to $8.1 million for the fiscal year ending December 31, 1999; or (b) the Bid Price of the Company's Class A Common Stock for 30 consecutive trading days shall average in excess of certain prices (ranging from $16.50 to $20.00 per share) during speci
fied periods following March 23, 1995.   There can be no assurance that
such earnings and market price levels will be attained or that any or all of the Class E Shares will be converted into Class B Common Stock.

 In the event any shares of Class E Common Stock are converted to
Class B Common Stock and such shares are held by officers, directors or employees of, or consultants to, the Company, compensation expense will be recorded for financial reporting purposes as required by generally accepted accounting principles ("GAAP"). Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum prices required for the conversion of the Class E Common Stock, such conversion will be deemed additional
compensation expense of the Company.   Accordingly, the Company may, in
the event of the conversion of Class E Common Stock, recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices are attained, a substantial earn ings charge equal to the fair market value of the Class E Common Stock converted, which charge will have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The conversion of Class E Common Stock would have a dilutive effect on earnings (loss) per share as a result of the increase in the number of outstanding shares. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or its working capital, it will increase the accumulated deficit and may have a depressive effect on the market price of the Company's securities. See Note 10 of the Notes to Financial Statements.

 A total of 1,209,894 shares of Common Stock held by the 64 share holders who owned shares of the Company prior to the IPO have been designated as Class E Common Stock. The Class E Common Stock was created in September 1994 to fund a restricted stock dividend with respect to the outstanding shares of Class B Common Stock. The shares of Class E Common Stock are entitled to five votes per share on all matters to be voted on by shareholders; provided, that in a election of directors, each shareholder is entitled to cumulative voting. Shares of Class E Common Stock have no right to share in dividends or other distributions and are redeemable by the Company at $.01 per share in the event certain earning thresholds or the price of the Company's Class A Common Stock does not attain certain targets over the next five years. If such earning thresholds or price targets are attained on or before December 31, 1999, the Class E Common Stock will be automatically converted into shares of Class B Common Stock.

 One-half of the then outstanding shares of Class E Common Stock and one-half of shares issuable upon the exercise of options to purchase Class E Common Stock will be automatically converted into Class B Common Stock if and only if:

     (a) The Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the conversion of the Class E Shares (as derived from the Company's financial statements audited by the Company's inde pendent accountants) ("Minimum Pretax Income") amounts to at least $5.6 million for the fiscal year ending December 31, 1998, provided that if additional shares are issued, earnings must increase in accordance with the formula set forth below; or

     (b) The Minimum Pretax Income amounts to at least $8.1 million for the fiscal year ending December 31, 1999, provided that if addi tional shares are issued, earnings must increase in accordance with the formula set forth below; or

     (c) The "Bid Price" (as defined herein) of the Company's Class A Common Stock for any 30 consecutive trading days shall average in excess of $16.50 during the period commencing with the October 23, 1996 and ending March 23, 1998 (subject to adjustment in the event of any reverse stock splits or similar events).

 For this purpose, the Bid Price is the closing bid price of the Class A Common Stock in the over-the-counter market, as reported by Nasdaq, or the closing sale price if listed on the Nasdaq National Market System or a national stock exchange.

 All shares of Class E Common Stock will be converted into Class B Common Stock if:

     (a) The Minimum Pretax Income amounts to at least $6.8 million for the fiscal year ending December 31, 1998, provided that if addi tional shares are issued, earnings must increase in accordance with the formula set forth below; or

     (b) The Minimum Pretax Income amounts to at least $9.7 million for the fiscal year ending December 31, 1999, provided that if addi tional shares are issued, earnings must increase in accordance with the formula set forth below; or

     (c) The Bid Price of the Company's Class A Common Stock for any 30 consecutive business days shall average in excess of $20.00 during the period commencing with October 23, 1996 and ending March 23, 1998.

 The "Minimum Pretax Income" amounts set forth above will be ad justed by multiplying the amount shown for each fiscal year by a frac tion, (i) the numerator of which is the weighted average number of shares of all classes of common stock of the Company outstanding during the fiscal year for which the determination is being made (including Class E Common Stock, but excluding any shares of common stock issued upon exercise of options subject to the Company's 1994 Stock Option Plan adopted August 30, 1994, as amended), and (ii) the denominator of which is the sum of: (a) the number of shares of all classes of Common Stock outstanding as of March 23, 1995 and (b) the number of shares of Class A Common Stock sold pursuant to the IPO. Minimum Pretax Income will be calculated exclusive of any extraordinary earnings or extraordinary charges, including but not limited to any charge to income resulting from the conversion of Class E Common Stock to Class B Common Stock or any charge to income resulting from the issuance of equity securities (restricted or otherwise) to the Company's directors, employees or consultants.

 In the event the foregoing earnings or market price levels set forth above are not met by December 31, 1999, all shares of Class E Common Stock will be immediately redeemed by the Company at $.01 per share after March 31, 2000. The earnings levels and the share prices set forth above were determined by negotiation between the Company and its Underwriter and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Class E Shares will be converted into Class B Common Stock.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

 This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking state ment, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," and similar expressions may identify forward-looking statements.

 Taking into account the foregoing, the following are identified as some but not all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of the Company:

 Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past May 31, 1998. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to Company on reasonable terms or at all. The Company has not meet the net asset and capital and surplus levels required for continued listing of its securi ties on the Nasdaq SmallCap Market and the Pacific Exchange Tier II and has been delisted from Nasdaq and will be delisted from the PSE in May 1998. See Item 6 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

 Competition. In both its biopharmaceutical industry market and in the market for its process systems for food, beverage, dairy and envi ronmental industries, the Company faces intense competition from better capitalized competitors. See Item 1 "Business-Competition."

 Dependence on Joint Ventures and Strategic Partnerships.  The
Company's entry into the food, dairy and beverage market for its process systems will be substantially dependent upon its ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. As of the date of this report, no such alliances have been finalized and there can be no assurance that the terms of any such alliance will produce profits for the Company. See Item 1 "Business-Necessity of Alliances and Partner ships".

Dates following December 31, 1999 and beyond (the "Year 2000 Problem").

 Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believe the cost of addressing the Year 2000 Problem will not have a material adverse affect on the result of operations or financial posi tion of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.


Item 7.   Financial Statements

 (a) Financial Statements. The financial statements of the Company as of December 31, 1997 and for the year then ended have been audited by Grant Thornton LLP, independent accountants, as indicated in their report thereon. The 1996 Financial Statements were audited by Coopers & Lybrand L.L.P., independent accountants, as indicated in their report thereon. The financial statements included in this section are as follows:


                                                             Page
Report of Independent Certified Public Accountants,
  Grant Thornton LLP                                           22

Report of Independent Accountants, Coopers & Lybrand, L.L.P.   23

Balance Sheet as of December 31, 1997                          24

Statements of Operations for the years ended December 31, 1997
  and 1996                                                     25

Statement of Shareholders' Equity (Deficit) for the years
  ended December 31, 1997 and 1996                             26

Statements of Cash Flows for the years ended December 31, 1997
  and 1996                                                     27

Notes to Financial Statements                                  28

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Shareholders
Sepragen Corporation:

 We have audited the accompanying balance sheet of Sepragen Corpora tion (the "Company") as of December 31, 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examin ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account ing principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sepragen Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has incurred recur ring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP
/s/ Grant Thornton LLP



San Jose, California
April 10, 1998

                  REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders
Sepragen Corporation:

 We have audited the accompanying statements of operations, share holders' equity (deficit), and cash flows of Sepragen Corporation (the "Company") for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit  in accordance with generally accepted
auditing standards.   Those standards require that we plan and perform
the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examin ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the account ing principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sepragen Corporation for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming that Sepragen Corporation will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also de scribed in Note 2. The financial statements do not include any adjust ments that might result from the outcome of this uncertainty.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.



San Francisco, California
February 28, 1997

                         SEPRAGEN CORPORATION

                            BALANCE SHEET

                          December 31, 1997

                                ASSETS

Current assets:
 Cash                                                $    44,448
 Accounts receivable, less allowance for
   doubtful accounts of $12,000                          570,868
 Inventories                                             318,860
    Prepaid expenses and other                            62,484
    Total current assets                                 996,660
Furniture and equipment, net                             276,211
Intangible assets, net                                   120,165
                                                     $ 1,393,036

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                      $ 636,254
 Bridge Loans, net of unamortized discounts
   of $75,700                                            464,300
 Customer deposit                                        310,481
 Notes payable, including $125,000 from shareholders     225,000
 Accrued payroll and benefits                            145,139
 Accrued liabilities                                      92,720
 Interest payable                                         24,849
    Total current liabilities                          1,898,743
Commitments (Note 9):
 Class E common stock, no par value--1,600,000
   shares authorized; 1,209,894 shares issued and
   outstanding; redeemable at $.01 per share (Note 10)        --
Shareholders' deficit:
 Preferred stock, no par value--5,000,000 shares
   authorized; none issued and outstanding                    --
 Class A common stock, no par value--20,000,000
   shares authorized; 2,155,254 shares issued and
   outstanding                                         8,848,075
 Class B common stock, no par value--2,600,000
   shares authorized; 701,177 shares issued and
   outstanding                                         4,065,618
 Additional paid in capital                              110,700
 Accumulated deficit                                 (13,530,100)
    Total shareholders' deficit                         (505,707)
                                                  $    1,393,036

The accompanying notes are an integral part of these financial statements.

                         SEPRAGEN CORPORATION

                       STATEMENTS OF OPERATIONS

                                                       For the Years
                                                    Ended December 31,
                                                   1997             1996
Revenues:
 Net sales                                 $  1,619,623     $ 1,002,562
Costs and expenses:
 Cost of goods sold                             892,225         840,593
 Selling, general, and administrative         1,504,481       2,344,273
 Research and development                       861,455       1,487,231
    Total costs and expenses                  3,258,161       4,672,097
    Loss from operations                     (1,638,538)     (3,669,535)
Interest expense                                (93,703)             --
Interest income and other, net                   83,727          90,486
    Net loss                               $ (1,648,514)    $(3,579,049)

Loss per common share, basic and diluted    $     (0.58)          (1.25)

Weighted average shares outstanding (Note 1)  2,856,431 2,856,431

The accompanying notes are an integral part of these financial statements.

                             SEPRAGEN CORPORATION

                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                for the years ended December 31, 1997 and 1996

                                                                   Net
                                                                   unrlzd
                                                                 loss on
                       Common Stock                                avlble  Add'l
         Class A Com Stk        Class B Com Stk  Class E Com Stk   4-sale  Pd in      Accumd
    Shs         Amt          Shs      Amt        Shs         Amt   sects    Captl     Deficit       Total

Balance at January 1, 1996
    2,070,000   8,353,737    786,431  4,559,956  1,209,894  $--    (14,462)    --     (8,302,537)   4,596,694

Conversion of Class B common stock
  into Class A common stock
       79,155     458,964    (79,155)  (458,964)                                                          --

Net unrealized gain on available-
  for-sale securities                                               14,462                             14,462

Net loss                                                                              (3,579,049)  (3,579,049)

Balance at December 31, 1996
    2,149,155  $8,812,701    707,276 $4,100,992  1,209,894  $--      $--    $--     $(11,881,586)  $1,032,107

Conversion of Class B Common Stock
  into Class A Common Stock
   6,099           35,374     (6,099)   (35,374)                                                         --

Issuance of Warrants in
  Connection with Bridge Financing
                                                                            110,700                   110,700
Net Loss                                                                              (1,648,514)  (1,648,514)

Balance at December 31, 1997
    2,155,254  $8,848,075    701,177  $4,065,618  1,209,894  $--     $--    110,700 $(13,530,100)   $(505,707)


The accompanying notes are an integral part of these financial statements.

                         SEPRAGEN CORPORATION

                       STATEMENTS OF CASH FLOWS
            for the years ended December 31, 1997 and 1996

                                                      1997         1996
Cash flows from operating activities:
 Net loss                                     $(1,648,514)  $(3,579,049)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                  207,840        104,845
   Loss on disposal of fixed assets                    --         1,748
   Provision for obsolete inventories                  --        49,829
   Changes in assets and liabilities:
     Accounts receivable, net                    (387,063)       94,883
     Inventories                                  156,032       252,899
     Prepaid expenses and other                   (49,851)       44,497
     Accounts payable                             439,568       (34,113)
     Customer deposit                             310,481            --
     Accrued liabilities                           25,055      (106,730)
     Accrued payroll and benefits                  34,172        30,334
     Interest payable                              24,849        (4,285)
        Net cash used in
          operating activities                   (887,431)   (3,145,142)
Cash flows from investing activities:
 Acquisitions of marketable securities                 --    (2,454,383)
 Proceeds from sale of marketable securities           --     6,054,990
 Acquisitions of furniture and equipment               --      (238,634)
 Intangible assets                                (15,178)      (23,138)
    Net cash provided by (used in)
      investing activities                        (15,178)    3,338,835
Cash flows from financing activities:
 Proceeds from notes payable from shareholders    125,000            --
 Proceeds from notes payable from third party     100,000            --
 Net proceeds from bridge notes payable           505,000            --
    Net cash provided by financing activities     730,000            --
        Net increase (decrease) in cash          (172,609)      193,693
Cash at beginning of period                       217,057        23,364
Cash at end of period                             $44,448      $217,057

Supplemental disclosure of cash flow information:
 Net unrealized gain (loss) on
   marketable securities                             $--        $14,462
 Conversion of debt into common stock                $--        $27,332


The accompanying notes are an integral part of these financial statements.

                         SEPRAGEN CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1.      Operations and Summary of Significant Accounting Policies:

Operations:

        Sepragen Corporation (the "Company") develops, manufactures and markets proprietary liquid chromatography columns and computer-

-controlled liquid chromatography process systems. These products are used by the biopharmaceutical industry for the separation and purifica tion of a broad range of molecules.

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

        Approximately 55% and 38% of net sales for the years ended December 31, 1997 and 1996, respectively, were to customers outside the United States.

        For the year ended December 31, 1997, one customer individually accounted for 21% of sales. For the year ended December 31, 1996, the Company had two customers who individually accounted for 34%, and 11% of sales.

        Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

        Inventories: Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

        Furniture and Equipment: Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets which range from two to five years. Maintenance and repairs are charged to expense as incurred while major improvements are capitalized. Leasehold improvements are amortized over their useful lives or lease term, whichever is shorter.

        Costs of assets disposed of and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposi tion, and any resulting gain or loss is included in operations.

        Intangible Assets: Intangible assets, consisting of internal and purchased patent application costs, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the patents of approximately seven years.

1. Operations and Summary of Significant Accounting Policies: (Contin ued)

        Income Taxes: The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are estab lished when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

                         SEPRAGEN CORPORATION
              NOTES TO FINANCIAL STATEMENTS (Continued)

        Revenue Recognition: The Company recognizes revenue from product sales upon shipment and customer acceptance.

        Loss Per Common Share    The Company has adopted Statement of
Financial Accounting Standards (SFAS) No. 128, Earnings Per Share for all periods presented. The adoption of SFAS No. 128 had no impact on previously reported loss per share for 1996. In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convert ible securities, using the treasury stock method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

        Recent Issued Accounting Standards:   In June 1997, the Financial
Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an entity report, by major components and as a single total, the change in its assets from non-shareholder sources during the period; and SFAS No. 131, Disclosure About Segments of an Enterprise and Related information, which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

2.        Going Concern:

          The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accord ingly, there can be no assurance that the Company will ever achieve profitable operations. The Company's financial statements have been prepared assuming that the Company will continue as a going concern.
The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flows to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be ob tained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.        Inventories:

          Inventories consist of the following at December 31, 1997:

        Raw materials           $ 296,766
        Finished goods             22,094
                               $  318,860

4.        Furniture and Equipment:

          Furniture and equipment consist of the following at December 31, 1997:

        Office equipment                        $ 79,675
        Machinery                                 77,130
        Furniture and fixtures                     5,813
        Lab equipment                            114,033
        Leasehold improvements                   283,691
                                                 560,342
        Less accumulated
          depreciation and
          amortization                          (284,131)
                                               $ 276,211



5.        Notes Payable:

          In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due April
10, 1998.

          In June 1997, the Company borrowed $25,000 from a shareholder of the Company, payable with interest at 9.5% per annum and was due Decem ber 18, 1997.

          In June 1997, the Company issued a note payable of $100,000 to an unrelated party. The note bears interest of 9.5% per annum and is due
June 18, 1998.

          The notes payable originally due on April 10, 1998 and December 18, 1997 are now past due and subject to collection and additional costs. Terms for repayment and extension are being negotiated.

6.        Bridge Notes Payable:

          In November 1997, the Company completed its private placement of 54 bridge units. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share. The warrants are immediately exercisable and expire five years from the date of issuance. No warrants have been exercised as of December 31, 1997.
The bridge notes are repayable upon the earlier of six months from issuance or completion of any subsequent offering of equity securities with at least $1,000,000 in gross proceeds. As of December 31, 1997, $540,000 of offering proceeds were received from the bridge financing, including $55,000 from related parties. Direct debt issuance costs related to these notes totaled $35,000. The aggregate fair value of the warrants issued in connection with the financing was $110,700 and is being amortized, along with the issuance costs, to operations as addi tional interest expense over the term of the notes.

7.        Stock Options:

          The Company has issued non-qualified stock options to purchase shares of the Company's common stock to certain employees, consultants, and directors. The options vest over a period of two to ten years and expire through 1999. Shares sold under the existing stock option agree ments are subject to various restrictions as to resale and right of repurchase by the Company. Generally, the exercise price is not less than the fair value of the common stock at the date of grant.

          In August 1994 and June 1996, the Board of Directors of the Company adopted the 1994 and 1996 Sepragen Corporation Stock Option Plans (the "Stock Option Plans"). The Stock Option Plans provide for the issuance of options covering up to 400,000 and 250,000 shares of Class A common stock (subject to adjustments in the event of stock splits, stock dividends and similar dilutive events), respectively. Options may be granted under the Stock Option Plans to employees, officers or directors of, and consultants and advisors to, the Company. Options will be granted under the Stock Option Plans within the sole discretion of the Board of Directors.

          Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or nonqualified stock options. The purchase price of Class A common stock subject to an option shall be determined by the Board of Directors at the time of grant, provided that the purchase price of incentive stock options is not less than the fair market value of the Company's Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are deter mined by the Board of Directors, provided that no option may be exer cised before one year or after ten years from the date of grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a nonqualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant.

          The following table summarizes the Company's stock option activ ity for the years ended December 31:

                                          1997             1996
                                     Weighted-        Weighted-
                                       Average          Average
                                      Exercise         Exercise
        Shares                           Price Shares     Price

        Outstanding at
        beginning of year              712,114  $4.19   575,766  $5.20
             Granted                   361,750   1.21   231,311   2.12
             Forfeited                (269,359)  4.49   (94,963)  5.28
        Outstanding at end
          of year                     804,505   $2.58   712,114  $4.19
        Options exercisable
          at year-end                 466,311           423,993

7.      Stock Options: (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                           Options Outstanding       Optns Exercisable
                                       Wghtd-
                              Number    Avge  Wghtd      Number  Wghtd
                           Outstding   Remng    Avg   Outstding    Avg
                              at Dec Cntrctl   Exer      at Dec   Exer
Rng of Exer Prices          31, 1997      LifePrice    31, 1997  Price
 $0.56 to $0.94              369,650    4.59  $0.86      52,142   $.76
 $1.50 to $1.60               58,000    4.96   1.56      37,500   1.50
 $2.38 to $5.00              376,855    2.58   4.41     376,669   4.37

        Total                804,505    2.99  $2.58     466,311  $3.73

        In addition to the shares of Class A Common Stock with respect to which options may be granted under the Company's Stock Option Plans, the Board of Directors of the Company has granted nonqualified options to various investors and current and former directors, employees, and consultants to the Company to purchase an aggregate of 59,718 shares of Class B Common Stock and 91,876 shares of Class E Common Stock at a weighted average exercise price of $5.47 per share, which are now fully vested.

        At December 31, 1997, the Company has a right to repurchase 1,494 shares of Class B common stock and 2,298 shares of Class E common stock, held by the president of the Company, upon the exercise of stock options granted to certain employees of the Company, at a repurchase price of $.033 per share.

        The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its Stock
Option Plans. Compensation expense is recorded when the exercise price of options is less than the fair value of the common stock at the measurement date, or when options previously issued are modified.

        The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss and net loss per share in 1997 and 1996 would have been:

                                            1997           1996
        Net loss as reported        $(1,648,514)   $(3,579,049)
        Pro forma                   $(1,932,927)   $(3,778,976)
        Net loss per share,
          as reported                    $(0.58)        $(1.25)
        Pro forma                        $(0.68)        $(1.32)

7.      Stock Options: (Continued)

        The weighted average fair value of options granted during 1997 and 1996 was $0.58 and $1.94, respectively. The fair value of each option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

        Risk free
          interest rate            5.3% to 6.8%
        Expected life              2 to 6 years
        Volatility                  113% - 145%
        Dividend yield                       --

        The weighted average expected life was calculated based on the estimated exercise behavior of the Company's employees, consultants, and directors.

8.      Income Taxes:

        Deferred tax assets are comprised of the following at December 31, 1997:

      Net operating
        loss carryforwards       $4,662,000
      Intangibles                   240,000
      Research and development
        credit carryforwards        258,100
      Compensation related
        to stock options            125,100
      Other differences
        between financial reporting
        and tax basis of assets
        and liabilities              75,000
                                  5,360,200
      Valuation allowance        (5,360,200)
      Net deferred tax assets           $--

        Due to the uncertainty of the realization of the net deferred tax assets, the balance has been fully reserved. The valuation allowance increased by $675,500 for the year ended December 31, 1997.

        The difference between the income tax benefit at the Federal statutory rate and the Company's effective tax rate is as follows:

        For the years ended December 31:
                                         1997           1996
      Statutory federal
        income tax rate                  34%            34%
      State income taxes                  6              6
      Change in valuation allowance     (40)%          (40)%
                                         --             --

        At December 31, 1997, the Company had net operating loss carryfor-wards available to reduce its future taxable income of approximately $12,714,000, for federal income tax purposes, and $5,713,000 for Cali fornia state franchise purposes. These net operating losses expire at various times through 2011.

        For federal and state tax purposes, the Company's net operating loss and tax credit carryforwards could be subject to certain limita tions on annual utilization due to changes in ownership, as defined by federal and state laws.

9.      Commitments:

        The Company currently rents its office and production facility under an annual operating lease which expires September 30, 2000.
Rental expense for the years ended December 31, 1997 and 1996 was $83,893 and $76,900, respectively.

        The minimum rental commitment remaining on the leased property is as follows:

             Year Ending December 31:

                  1998           $86,599
                  1999            96,071
                  2000            75,098

                                $257,768

        On August 30, 1994, the Company entered into employment agreements with Vinit Saxena, its President, and Q. R. Miranda, its Vice President, Corporate Research. The agreements are for a six year term in the case of Mr. Saxena (expiring September 2000) and a three-year term in the case of Dr. Miranda (expiring September 1997). Mr. Saxena and Dr.
Miranda are to receive salaries of $125,000 and $90,000 per annum, respectively, plus bonuses up to $25,000 and $18,000 per annum, respec tively. In addition, the agreements include certain other insurance and severance benefits.

10.     Restricted Shares:

        The Company has 1,209,894 restricted shares of Class E common stock issued and outstanding at December 31, 1997. These shares will convert to Class B common stock upon the Company's attainment of certain prede termined earnings or market price targets. In the event the Company attains any of the predetermined earnings or market price targets, the fair market value of these shares at the time they are converted to Class B common stock will be deemed additional compensation expense to the Company to the extent such shares are held by officers, directors, consultants or other employees of the Company. The Company will, in such event, recognize a substantial non-cash charge to earnings which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. If these prede termined earnings and market price targets are not met by December 31, 1999, the shares will be redeemed by the Company at $.01 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   (i) Effective January 13, 1998, Coopers & Lybrand LLP, was dismissed as independent accountants for Sepragen Corporation.

   (ii) Commencing with the audit report and the financial statements for the Company's fiscal year ended December 31, 1996, Coopers & Lybrand LLP's opinion on the financial condition of the Company was modified due to recurring losses and cash flow deficiencies from operations that raised substantial uncertainty as to the Company's ability to continue as a going concern, as more fully described in Note 1 to the Company's financial statements for such period.

   (iii) The decision to change the Company's independent accoun tants was approved by the Board of Directors of the Company.

   (iv) There have been and are no current disagreements with Coopers & Lybrand LLP on any matter of accounting principles or prac tices, financial statements disclosure, or auditing scope or procedure.

   Effective February 6, 1998, Grant Thornton LLP, was engaged as principal independent accountant for Sepragen Corporation.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The Company's Officers and Directors are elected annually to serve until the next annual meeting of shareholders and thereafter until their successors are elected. The number of Directors presently autho rized by the Bylaws of the Company is five.


Name, Offices and Position                                First
with the Company or Principal                             Became a
Occupation and Directorships                         Age  Director


Vinit Saxena                                         42     1985

     President, Chief Executive Officer, Chief Fi nancial Officer, Chairman of the Board and Director of the Company since 1985. He is the inventor of the Company's original radial flow chromatography technology. His back ground includes several years as a biochemi cal engineer, product marketing manager, and most recently as a product marketing manager for industrial chromatography with Bio-Rad
     Laboratories (from 1980-1984) and a manager of production and bioengineering for Bio-Res-ponse (now Baxter Healthcare) (from 1984--
     1985).  Mr. Saxena has an M.S. in Chemical
     Engineering from Syracuse University and an M.B.A. from the University of California at Berkeley. Mr. Saxena also serves as a direc-tor of Scan Incorporated of Mountain View,
     California, a privately-held artificial in telligence medical imaging company.


Armin Ramel*                                         72   1986
    Director of the Company in September
    1986 and was elected as Secretary of the
    Company on 1995.  He has been employed since
    July 1993 as Vice President of Product
    Development of Scios Nova Inc., a publicly-held
    biotechnical company. From November 1982 to June 1993,
    Dr. Ramel was employed by Genentech,
    his last position there being Senior Director
    of the Process Science Division from April 1991 to
    June 1993.  From 1969 to October 1982, Dr.
    Ramel was employed in various positions at
    Hoffmann - La Roche, Inc., his last position
    there being Director of the Biopolymer Re-
    search Department from 1977, to October 1982.
    Prior to 1969, he was a professor at the
    University of Basel, Switzerland and State
    University of New York at Buffalo.  Dr. Ramel
    holds a Ph.D. in physical chemistry
    from the University of Basel.
                                                          Became
Occupation and Directorships                         Age  Director

Robert Leach* 	                                     54   1995
    Director of the Company since
    October 1, 1995. Since 1992, Mr. Leach has been involved in consulting and interim management responsibilities for four start-up technology development stage companies in company which is transition. Since
    September 1995, he has been the
    Chief Operating Officer of the U.C.S.D.
    CONNECT Program in Technology and Enrepreneurship
    Prior to the CONNECT position, Mr. Leach's activities included: (i) Hemagen Pfc/Ltd. of
    San Francisco, California, a company
    engaged in development of drug delivery and diagnostic imaging technology, where Mr.
    Leach served as President from July of 1992 to February of 1993; (ii) Exogene Corporation of Monrovia, California, a company researching metabolic engineering technology, where
    Mr. Leach served as Chief Executive Officer and
    Chairman of the Board from February of 1993 to March of 1994; (iii) Synzyme Corporation of Irvine, California, a company engaged in developing products for the detoxification of blood substitutes where Mr. Leach served as Chief Executive Officer from July of 1994 to December of 1994; and (iv) Chromaxome
    Corporation of San Diego, California, a
    company developing chemical agents from natural oceanic sources for application to the drug industry, where Mr. Leach has been Chairman of the Board between March of 1995 until June 1996 when the Company was acquired by Houghton Pharmaceutical. Mr. Leach was retained to facilitate a restructuring or sale of Exogene Corporation. The assets of Exogene Corporation were acquired by Parnassus, Inc. in March of 1994 and Mr. Leach resigned as an officer and director in March of 1994. Subsequent to his resignation,
    Parnassus, Inc. filed for protection under Chapter 7 of the Bankruptcy Code in September 1994 and Exogene Corporation filed for bankruptcy protection under Chapter 7 of the Bankruptcy
    Code in December 1994.  From 1990 to
    1992, Mr. Leach was President and Chief Executive
    Officer of Genencor International of
    Rochester, New York, the second largest worldwide enzyme producer. From 1982 through 1990, Mr. Leach was President and Chief Executive
    Officer of Genencor, Inc. of South San
    Francisco, California, a company involved producing non-drug recombinant DNA products and the development of protein engineering techniques. Genencor, Inc. was acquired by Eastman Kodak Company and Cultor, Ltd. in 1990.
    Mr. Leach has a BS degree in Chemistry and an MBA from Pennsylvania State University and is a member of the American Chemical Society, the American Institute of Chemical
    Engineers, and is a former chairman of the California Biotechnology Association. Mr. Leach also serves on the Board of Directors of Genomyx Corporation of Foster City, California since 1988, a company which is engaged in maufacturing sequencing instrumentation for the biotechnology industry.

                                                          Became
Occupation and Directorships                        Age   Director
Kris Venkat.                                        51    September 1997
    Dr. Venkat has been Chairman and Chief
    Executive officer of Phyton, Inc. a
    privately held company engaged in
    commercializing plant cell culture technology since 1992. From 1976 through 1990, Dr.
    Venkat served in various management positions with H.J. Heinz Company including corporate director of science and technology from 1986 to 1990.
    Dr. Venkat currently serves on the Board of Directors of Phyton, Inc., Androx Corporation,
    Biotechnology Trading Company, Biotechnology
    Consortium of India Limited and Krystos
    group. Dr. Venkat also serves on the faculty of the department of chemical and biochemical engineering at Rutgers University.
    Dr. Venkat has a M.S. degree and Ph.D. in Biochemical Engineering from Rutgers University.

Henry N. Edmunds.                                     55   September 1997
Dr. Edmunds served as Vice President of corporate development and Chief Financial Officer of SangStat Medical Corporation, a Menlo Park,
    California based company, since 1992. from 1985 until 1992, Dr. Edmunds was Director of Business development and business manager of Genencor, Inc., a South San Francisco, California biotechnology company. Dr. Edmunds received his Ph.D. in Biotechnology from the University of California, Berkeley and his M.B.A. from the Stanford
    School of Businesss.

Quirin Miranda                                         58   n/a
    Vice President of Corporate Research of the
    Company since October 1991.  From February
    1989 until December 1990, he co-founded
    and served as  President of Food Services
    Corporation, a research company involved in developing microbiological processes for removing cholesterol from various foods. During his association with Food
    Services Corporation, Dr. Miranda developed an enzyme-based technology to remove cholesterol from food products. Dr. Miranda was elected as a fellow of the American Academy of Microbiology in 1979.
    Dr. Miranda has over 20 years experience in product development in the pharmaceutical and diagnostic industries during which time he was associated with Schering-Plough, Organon Diagnostics, IDT (a division of Boehringer
    Ingelheim), International Immunoassay Laboratories, and DDI Pharmaceuticals. He has a Ph.D. in microbiology from the Victoria University of Manchester in the United Kingdom. Dr.
    Miranda is a Fellow of the American Academy of Microbiology and the American Institute of Chemists.

*  Member of the Compensation Committee and Audit Committee.

 Werner Nielsen resigned as a director of the Company effective
November 1, 1996 to devote more time to his other business interests.

 The Company is currently seeking to employ a Vice President of Manufacturing and a Chief Financial Officer. Although the Company has had discussions regarding such employment with certain individuals, no assurance can be given that the Company will be able to employ any of these or other individuals for these positions.

 All directors hold office until the next annual meeting of share holders and the election and qualification of their successors. Direc tors receive compensation for serving on the Board of Directors as described below. Pursuant to the Underwriting Agreement with Blair, the Company is required to appoint a nominee of Blair to the Board of Directors for a period of five years from March 23, 1995. Blair has not yet selected such a designee. The Company has established audit and compensation committees, a majority of whose members must be non-em ployee directors. Dr. Ramel and Mr. Leach serve on the audit and
compensation committees.   Officers are elected annually by the Board of
Directors and serve at the discretion of the Board (and in the case of Mr. Saxena and Dr. Miranda, pursuant to their employment agreements).

Indemnification

 Pursuant to the Company's Articles of Incorporation, as amended, Bylaws and certain written agreements dated October 27, 1994, officers and directors of the Company will be indemnified by the Company to the fullest extent allowed under California law for claims brought against them in their capacities as officers or directors. The Company has elected not to obtain directors' and officers' liability insurance at this time. No assurance can be given that the Company will be able to obtain such insurance at a price the Board of Directors determines is reasonable. Indemnification will not be provided if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of the Company, or, with respect to any criminal proceedings, if the officer or director had no reasonable cause to believe his conduct was lawful. Accordingly, indemnification may be sought for liabilities arising under the Securities Act. The Underwrit ing Agreement for the Company's IPO contains provisions under which the Company and Blair have agreed to indemnify each other (including offi cers and directors) for certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

Compliance with Section 16(a) of the Exchange Act

 The following directors and officer have not filed updated reports pursuant to Section 16(a) of the Exchange Act:

 Vinit Saxena     Form 5
 Armin Ramel      Form 5
 Quirin Miranda   Form 5
 Robert Leach     Forms 3 and 5
 Henry Edmunds    Forms 3 and 5
 Kris Venkat      Forms 3 and 5


Item 10.     Executive Compensation

Compensation of Directors

 Members of the Board of Directors who are not employees of the Company will receive an annual cash fee of $3,000 plus $500 for each meeting of the Board of Directors and any of its committees attended by such director, and will also be entitled to reimbursement of reasonable expenses incurred in attending such meetings.

Compensation of Executives

Employment Agreements

 On August 30, 1994, the Company entered into employment agreements with Mr. Vinit Saxena as its President and Chief Executive Officer, and Dr. Q. R. Miranda, its Vice President of Corporate Research. Mr. Saxena's agreement is for a six-year term and Dr. Miranda's agreement is terminable after 30 days written notice. Mr. Saxena and Dr. Miranda are to receive salaries of $125,000 and $90,000 per annum, respectively, plus bonuses up to $25,000 and $18,000 per annum, respectively. Such compensation may be increased and bonuses may be given upon the approval of the Board of Directors of the Company. Mr. Saxena and Dr. Miranda have each agreed to devote their full time and efforts to their employ ment with the Company. Each of them will be entitled to participate in employee benefit plans.

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

 Mr. Saxena and Dr. Miranda have agreed not to disclose to anyone confidential information of the Company during the term of their employ ment or thereafter and will not compete with the Company during the term of their employment. All work, research and results thereof, including, without limitation, inventions, processes or formulae, conceived or developed by Mr. Saxena or Dr. Miranda during the term of employment which are related to the business, research, and development work or field of operation of the Company, shall be the property of the Company.

Key-Person Life Insurance

 The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 on Mr. Saxena naming the Company as benefi ciary under such policy. The Company has agreed with Blair to maintain such policy in force for at least three years from March 23, 1995.

1994 Stock Option Plan

 On August 30, 1994, the Board of Directors and the shareholders of the Company adopted and approved the 1994 Stock Option Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees, officers, directors, consultants and agents of the Company. The purpose of the 1994 Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors.

 The total number of shares of Class A Common Stock with respect to which options may be granted under the 1994 Stock Option Plan is 400,000. The shares subject to, and available under, the 1994 Stock Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the options, become available for grant under the 1994 Stock Option Plan.

 The 1994 Stock Option Plan is administered by the Board of Direc tors of the Company, which determines, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or NQSOs, or a combination thereof, and the number of shares of Class A Common Stock to be subject to such options. The Board may, in its discretion, delegate its power, duties and responsibilities under the 1994 Stock Option Plan to a committee consisting of two or more direc tors who are "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Exchange Act. The exercise price for ISOs must be at least 100% of the fair market value per share of Class A Common Stock on the date of grant, as determined by the Board.

 Options may be exercisable for a term determined by the Board, which may not be less than one year or greater than 10 years from the
date of grant.   No options may be granted under the 1994 Stock Option
Plan later than 10 years after the 1994 Stock Option Plan's effective date of August 30, 1994. ISOs are not transferable other than by will or the laws of descent and distribution. NQSOs may be transferred to the optionee's spouse or lineal descendants, subject to certain restric tions. Options may be exercised during the holder's lifetime only by the holder or his or her guardian or legal representative. Options may be exercised only while the original optionee has a relationship with the Company which confers eligibility to be granted options or within 90 days after termination of such relationship with the Company, or up to six months after death or total and permanent disability. In the event the Company terminates such relationship between the original optionee and the Company for cause (as defined in the 1994 Stock Option Plan), all options granted to the optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the 1994 Stock Option Plan), at the discretion of the Board, the Board may make certain adjustments to the outstanding stock options.

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

1996 Stock Option Plan

        On June 28, 1996, the Board of Directors and the shareholders of the Company adopted and approved the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSOs") to certain employees, officers, directors, consultants and agents of the Company. The purpose of the Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors. The terms of this plan are substantially similar to the 1994 Stock Option Plan.

        The total number of shares of Class A Common Stock with respect to which options may be granted under the 1996 Stock Option Plan is 250,-

000. The shares subject to, and available under, the 1996 Stock Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the options, become available for grant under the 1996 Stock Option Plan.

Options Granted under 1994 and 1996 Stock Option Plans

        As of December 31, 1997, the Company had outstanding 804,505 options to purchase shares of Class A Common Stock to five directors, 16 employees and four consultants prices ranging from $0.56 to $5.00 per share under the 1994 and 1996 Stock Option Plans. To accommodate the additional grants of stock options, the Board of Directors is in the process of establishing a new 1997 Stock Option Plan which will be subject to shareholder approval and will authorize 650,000 shares of Class A Commons Stock (of which 250,000 will be issuable to directors and officers) to be issued under the new stock option plan..

Other Outstanding Stock Options

        In addition to the shares of Class A Common Stock with respect to which options may be granted under the Company's Stock Option Plans, the Board of Directors of the Company has granted nonqualified options to various investors and current and former directors, employees, and consultants to the Company to purchase an aggregate of 59,718 shares of Class B Common Stock and 91,876 shares of Class E Common Stock at a weighted average exercise price of $5.47 per share, which are now fully vested.

401(k) Profit Sharing Plan

        In 1995, the Company adopted a 401(k) profit sharing plan under which employees may defer a portion of their salary. The Plan became effective in 1996 and employee deferrals and employer contributions of $73,000 were made in 1996 and $62,000 in 1997.

Summary Compensation Table

        The following table sets forth all compensation paid for the past three fiscal years to the chief executive officer and to executive officers whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 1997.

                              Annual Compensation       L-T Compensation
 (a)                       (b)         (c)        (d)              (g)
                                                              Securities
                                                              underlying
 Name&Prinpl Position       Yr   Sal(1)(2)      Bonus      Optns/SARs(#)
 Vinit Saxena,
 President, Chief
 Executive Officer        1997    $113,925         $0           40,000
 and Chief                1996    $127,051         $0           33,347
 Financial Officer        1995    $118,044    $25,000          178,324

 Quirin Miranda
 Vice President           1997     $84,806         $0           15,000
 of Corporate             1996     $95,042         $0           22,642
 Research                 1995     $88,867    $18,000           16,984

(1) Includes all amounts paid or accrued and includes $500 and $400, respectively, matching contributions to the Company's 401K Plan. As of April 1995, Mr. Saxena's base salary increased to $125,000 per year under his new employment agreement. See "Employment Agreements."
(2) Includes health insurance costs for Mr. Saxena and his family in the amounts of $5,929, $6,238 and $6,894 during 1995, 1996 and
        1997, respectively.
(3) Includes health insurance costs for Mr. Miranda and his family in the amounts of $6,944, $8,017 and $8,868 during 1995, 1996 and
        1997, respectively.



Option/SAR Grants in Last Fiscal Year 1997


Individual Grants
(a)                    (b)              (c)        (d)       (e)
                                 Percent of   Exercise
                              Total Options    or base
                     Optns     SARs granted   price in
                     /SARs     to employees  fiscal yr      Expr
Name                                 Granted    ($/Sh)        date
Vinit Saxena
President, Chief Executive
Officer, Chief Financial
Officer & Chairman
of the Board(1)     40,000             5.0%       $.88   8/21/02

Quirin Miranda
Vice President(1)   10,000             1.2%       $.88   8/21/02
                     5,000             0.6%      $1.60  12/19/02


Aggregated Option/SAR Exercises in Last Fiscal Year 1996 and
1997 Fiscal Year-End Option/SAR Values

(a)                 (b)     (c)              (d)              (e)
                                     No. of Sec            Value of
                 Shares   Value      Undr Unexd     Unexd In-the-Money
               Acquired   Real-     Options/SARs       Options/SARs
                     on    ized      at FY -End           at FY End
               Exer#(1)     ($)  Unexble   Exble    Unexble      Exble

Name

Vinit Saxena
President, Chief
Executive Officer,
Chief Financial
Officer & Chairman
of the Board         0      $0    68,214 183,457 $27,125(1)  $6,603(1)

Quirin Miranda
Vice President       0      $0    22,350  32,276 $10,157(1)  $1,519(1)



(1)  Based on an assumed market value of $1.50 per share of Class A
Common Stock.

 In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long term incentive plan compensation to the executive officers named above.


Item 11. Security Ownership of Certain Beneficial Owners and Manage ment.

      The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of March 31, 1998 of: (i) each person who is known by the Company to own benefi cially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group.

Name and Address of   # of Shares of    Percentage of
Beneficial Owner        Common Stock     Common Stock  Percentage of
or Number in Group   Bnfly Owned (1)   Bnfly Owned (1)   Voting Power

Vinit Saxena (2)           1,058,628             21.4%          32.8%
   30689 Huntwood Avenue
   Hayward, CA 94544
Michael Schneider (3)      1,106,698             22.4%          36.6%
   2081 Bay Road
   East Palo Alto, CA 94303
Armin Ramel, Ph.D. (4)       108,750              2.2%            n/a
   4 Sandstone
   Portola Valley, CA 94028
Robert Leach  (5)             58,000              1.2%            n/a
  8445 Camino Santa Fe, Ste. 102
  San Diego, CA 92121
Kris Venkat  (6)               45000              0.9%            n/a
  95 Brown Road
  Ithaca, NY 14850
Henry N. Edmunds  (8)         50,000              1.0%            n/a
  1505 Adams Drive
  Menlo Park, CA 94025
Quirin Miranda (9)            67,126              1.4%            n/a
   30689 Huntwood Avenue
   Hayward, CA 94544


All directors and executive officers as
  a group (6 in number)    2,494,201             50.5%          69.3%

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated below. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended. The Company has three classes of Common Stock outstanding, Class A, Class B and Class E Common Stock.
(2) Amounts and percentages include (i) 296,281 shares of Class B Common Stock and 455,826 shares of Class E Common Stock each of which are convertible into one share of Class A Common Stock (each share of Class B and E Common Stock has five votes per share); (ii) options to purchase 196,671 shares of Class A Common Stock granted under the Company's Stock Option Plans; (iii) options to purchase 17,866 shares of Class A Common Stock, held by Renu Saxena, an employee of the Company and the spouse of Vinit Saxena; and (iv) 14,984 shares owned jointly by Renu Saxena and Rakesh Chabra (Renu Saxena's brother). The Company has a right to repurchase shares from Mr. Saxena upon exercise of certain options. See "Certain Relationships and Related Transactions--Founder's Stock Repurchase Agreement."
(3) Amounts and percentages include (i) 75,432 shares of Class B Common Stock and 116,051 shares of Class E Common Stock; (ii) 262,051 shares of Class B Common Stock and 403,164 shares of Class E Common Stock beneficially owned by Mr. Schneider or by Romic Environmental Technologies Corporation ("Romic"), of which Mr. Schneider is Chairman of the Board and a principal share holder, (iii) 59,010 shares of Class B Common Stock and 90,910 shares of Class E Common Stock issuable under an option held by Romic, and (iv) 50,000 Class A Warrants. See "Certain Relation ships and Related Transactions--Relationship with Romic Environmental Technologies Corporation."
(4) Amounts and percentages include 25,000 Class A Warrants and options to purchase 58,750 shares of Class A Common Stock granted under the Company's Stock Option Plans.
(5) Amounts and percentages include options to purchase 58,000 shares of Class A Common Stock granted under the Company's Stock Option Plans.
(6) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans; and 5,000 Class C Warrants.
(7) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans; and 10,000 Class C Warrants.
(8) Amounts and percentages include options to purchase 54,626 shares of Class A Common Stock granted under the Company's Stock Option Plans; and 12,500 Class C Warrants.


Item 12.   Certain Relationships and Related Transactions.

Founder's Stock Repurchase Agreement

      In 1986, the Company entered into a Founder's Stock Repurchase Agreement (the "Founder's Agreement") with Vinit Saxena, the Presi dent, Chief Financial Officer, Chairman of the Board, and a principal shareholder of the Company. The purpose of the Founder's Agreement was to serve as an anti-dilution provision for the benefit of those investors who purchased shares of Common Stock or acquired stock options covering shares of Common Stock during the term of the Agree ment's effectiveness.

      By its terms, the Founder's Agreement lapsed on March 10, 1989. However, pursuant to the terms of a Covenant for the Benefit of Investors dated March 10, 1986, the Company has a continuing right to repurchase certain shares of Common Stock held by Mr. Saxena upon the exercise of stock options granted to certain present and former employees by the Company during the period that the Founder's Agree ment was in effect. As of March 31, 1998, the continuing right of the Company to repurchase such shares covers 314 shares of Class B Common Stock and 483 shares of Class E Common Stock, for a total of 797 shares, at a repurchase price of $.033 per share.

Relationship with Romic Environmental Technologies Corporation

      On March 23, 1995, the Company issued Romic Environmental Tech nologies Corporation ("Romic") 57,224 shares of Class B Common Stock and 88,039 shares of Class E Common Stock in exchange for cancellation of outstanding indebtedness in the principal amount of $727,000 and accrued interest of $67,909 thereon owed by the Company to Romic. As additional consideration for the cancellation of such indebtedness and accrued interest on such indebtedness, on March 23, 1995, the Company granted Romic an option to purchase 59,090 shares of Class B Common Stock and 90,910 shares of Class E Common Stock at $5.50 per share. The option is exercisable at any time and terminates February 15, 2000.

      Pursuant to management and consulting agreements with Romic, the Company and Romic developed certain uses of RFC columns in the envi ronmental remediation field. On April 11, 1995, Romic assigned all rights to such technology, including pending patent applications, to the Company.

Grant of stock options

      The following directors and  officer were granted stock options:

                                Grant    Expire    Option  Exercise
                                 Date      Date    Shares   $/share

 Robert Leach                 6/13/96   6/13/01     5,000     $3.13
     Director                12/20/96  12/20/01     3,000      0.88
                              9/29/97   9/29/02    40,000      0.88

 Dr. Quirin Miranda          10/10/96  10/10/01     2,842     $2.38
     Vice President           6/13/96   6/13/01    10,000      3.13
                             12/20/96  12/20/01     3,000      0.88
                             12/20/96  12/20/01     6,800      0.88
                              8/21/97  08/21/02    10,000      0.94
                             12/19/97  12/19/02     5,000      1.60

 Armin Ramel                 06/13/96  06/13/01    12,000     $3.13
     Director                12/20/96  12/20/01     3,000      0.88
                             06/19/97  06/19/02     3,750      0.56
                             09/29/97  09/29/02    40,000      0.88

 Vinit Saxena                06/13/96  06/13/01    15,000     $3.13
     CEO, CFO,               10/10/96  10/10/01     3,947      2.38
     Director &              12/20/96  12/20/01     5,000      0.88
     Chairman                12/20/96  12/20/01     9,400      0.88
                             09/29/97  09/29/02    40,000      0.88

 Dr. Henry N. Edmunds        09/29/97  09/29/02    40,000      0.88
     Director

 Kris Venkat                 09/29/97  09/29/02    40,000      0.88
     Director

Bridge Notes

      The following officer and directors purchased Bridge Notes and related Class C warrants from the Company pursuant to its November 3, 1997 private placement:

      Kris Venkat              $10,000
      Dr. Henry N. Edmunds     $20,000
      Dr. Quirin Miranda       $25,000



Shareholder notes

      In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due April 10, 1998. In June 1997, the Company borrowed $25,000 from Armin Ramel, a director and shareholder of the Company, payable with inter est at 9.5% per annum and was due December 18, 1997. These notes are now past due and subject to collection and additional costs. Terms for repayment and extension are being negotiated.


Item 13.   Exhibits and Reports on Form 8-K

      Each exhibit identified below is filed as part of this report. Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

      (a)  Exhibits.

          The following exhibits are filed as part of this Re port:

          1.1(1)      Form of Underwriting Agreement
          3.1(1)          Restated Articles of Incorporation of
                          the Company, as amended to date
          3.2(2)          Restated Bylaws, as amended to date.
          4.1(1)          Form of Warrant Agreement among the
                          Company, the Underwriter and American
                          Stock Transfer Company, including Forms
                          of Class A Warrant Certificates and
                          Class B Warrant Certificates
          4.2(1)          Form of Unit Option Agreement between
                          the Company and the Underwriter
          4.3(1)          Form of Specimen Class A Common Stock
                          Certificate
          4.4(1)      Form of Specimen Class B Common Stock
                          Certificate
          4.5(1)      Form of Specimen Class E Common Stock
                          Certificate
          4.6(1)      Bridge Warrant Agreement, including
                          forms of Bridge Warrant Certificate
          10.1(2)         Lease dated July 3, 1995 between Hay
                          ward Business Park, Inc. and the Com
                          pany.
          10.2(1)+        Employment Agreement between the Com
                          pany and Vinit Saxena effective Septem
                          ber 1, 1994
          10.3(1)+        Employment Agreement between the Com
                          pany and Q. R. Miranda effective Sep
                          tember 1, 1994
          10.4(1)         Form of Indemnification Agreement be
                          tween the Company and each director and
                          officer of the Company
          10.5(1)     Convertible Promissory Notes and War
                          rants
          10.6(1)+    1994 Stock Option Plan
          10.7(3)     Master Purchasing Agreement with Ther-
                           max Limited dated April 23, 1996
          10.8(4)+    1996 Stock Option Plan
          16.1(5)     Letter on Change in Certifying Accoun
                         tant.
          23.1       Consent of Coopers & Lybrand L.L.P.
          23.2       Consent of Grant Thornton LLP
          27         Financial Data Schedule


          (1) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
          (2) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
          (3) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
          (4) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
          (5) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated January 13, 1998.




      Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.


      (b)  Reports on Form 8-K.

            No Forms 8-K were filed in the fourth quarter of 1996

            The following Forms 8-K were filed in 1998:

 .           January 13, 1998 Form 8-K, item 4.
            February 6, 1998 Form 8-K, item 4.



                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on this 1st day of May, 1998.

                SEPRAGEN CORPORATION

                By:  /s/ Vinit Saxena

                      Vinit Saxena
                      Chief Executive Officer and
                      President

      Pursuant on the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Vinit Saxena                                           May 1, 1998
Vinit Saxena
(Principal Executive Officer and Principal
Financial Officer)
Chief Executive Officer, President,
Chief Financial Officer, Chairman of
the Board, and Director


/s/ Armin Ramel                                            May 1, 1998
Armin Ramel
Director and Secretary


/s/ Robert Leach                                           May 1, 1998
Robert Leach
Director


/s/ Kris Venkat                                            May 1, 1998
Kris Venkat
Director


/s/ Henry N. Edmunds                                       May 1, 1998
Henry N. Edmunds
Director

                          INDEX TO EXHIBITS

       Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

No.    Description
                                                   Sequential Page No.
1.1(1)  Form of Underwriting Agreement
3.1(1)  Restated Articles of Incorporation of the Company,
        as amended to date
3.2(2)  Restated Bylaws, as amended to date.
4.1(1)  Form of Warrant Agreement among the Company,
        the Underwriter and American Stock Transfer Company,
        including Forms of Class A Warrant Certificates and
        Class B
         Warrant Certificates
4.2(1)  Form of Unit Option Agreement between the Company and the Underwriter
4.3(1)  Form of Specimen Class A Common Stock Certificate
4.4(1)  Form of Specimen Class B Common Stock Certificate
4.5(1)  Form of Specimen Class E Common Stock Certificate
4.6(1)  Bridge Warrant Agreement, including forms of
        Bridge Warrant Certificate
10.1(2)    Lease dated July 3, 1995 between Hayward
        Business Park, Inc. and the Company.
10.2(1)+   Employment Agreement between the Company and Vinit
           Saxena effective September 1, 1994
10.3(1)+   Employment Agreement between the Company and Q. R.
           Miranda effective September 1, 1994
10.4(1)    Form of Indemnification Agreement between the Company
           and each director and officer of the Company
10.5(1)  Convertible Promissory Notes and Warrants
10.6(1)+   1994 Stock Option Plan
10.7(3)  Master Purchasing Agreement with Thermax Limited
        dated April 23, 1996
10.8(4)+   1996 Stock Option Plan
16.1(5)  Letter on Change in Certifying Accountant.
23.1   Consent of Coopers & Lybrand L.L.P.                          53
23.2   Consent of Grant Thornton LLP                                55
27      Financial Data Schedule                                     57

(1) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
(2) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(4) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(5) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated January 13, 1998.