Form 10QSB
period 1998-03-31
SEPRAGEN CORP
filed 1998-05-18
CIK 794154

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                               FORM  10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                    For the quarterly period ended:   March 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                              For the transition period from    to

                              Commission file number:    0-25726


                           SEPRAGEN CORPORATION
    (Exact name of small business issuer as specified in its charter)

     California                                   68-0073366
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

            30689 Huntwood Avenue, Hayward, California  94544
                 (Address of principal executive offices)

(Issuer's telephone number (including area code):  (510) 476-0650)

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

                                                          May 15,1998
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
                                ASSETS

                                             March 31, 1998
   Current Assets:
        Cash and cash equivalents                  $ 22,779
        Accounts receivable, less
          allowance for doubtful accounts
          of $12,000 as of December 31,
          1997 and  March 31, 1998                  539,490
        Inventories                                 199,404
        Prepaid expenses and other                   62,484
          Total current assets                      824,157
        Furniture and equipment, net                248,432
        Intangible assets                           113,921
                                                  1,186,510

               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current Liabilities:
        Accounts payable                            851,619
        Bridge Loans, net of unamortized
          discounts of $5,700                       534,300
        Customer deposits                            68,054
        Notes Payable, including $175,000           283,000
          from shareholders
        Accrued payroll and benefits                182,127
        Accrued liabilities                          76,060
        Interest payable                             44,132
          Total current liabilities               2,039,292
   Class E common stock, no par value -
     1,600,000 shares authorized;
     1,209,894 shares issued and
     outstanding at  March 31, 1998
     redeemable at $.01 per share                         -
   Shareholders' equity (deficit):
      Preferred stock, no par value -
        5,000,000 shares authorized; none
        issued or outstanding at  March
        31, 1998                                          -
      Class A common stock, no par value -
         20,000,000 shares authorized;
         2,155,254 shares issued and
         outstanding at March 31, 1998            8,848,075
      Class B common stock, no par value -
         2,600,000 shares authorized;
         701,177 shares issued and
         outstanding at March 31, 1998            4,065,618
      Additional paid in capital                    110,700
      Accumulated deficit                       (13,877,175)
      Total shareholders' equity (deficit)         (852,782)
                                                  1,186,510

  The accompanying notes are an integral part of these condensed financial statements.

                           SEPRAGEN CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months
                                                 Ended March 31
                                                    1998        1997
   Revenues:
       Net Sales                               $ 632,333  $ 330,909
   Costs and expenses:
        Cost of goods sold                      383,086     125,473
        Selling, general and administrative     293,946     486,045
        Research and development                213,094     251,946
         Total costs and expenses               890,126     863,464
          Loss from operations                 (257,793)   (532,555)
   Other income                                      --      40,000
   Interest income, (expense) net               (89,282)        187

   Net loss                                    (347,075)   (492,368)

   Net loss per common share,
     basic and diluted                            $(.12)      $(.17)
   Weighted average shares outstanding        2,856,431   2,856,431


  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended
                                                      March 31,
                                                    1998        1997
   Cash flows from operating activities:
        Net Loss                              $(347,075)  $(492,368)
        Adjustments to reconcile net loss to
         net cash used in operating
         activities:
          Depreciation and Amortization          104,023      28,417
          Changes in assets and liabilities:
             Accounts receivable                  31,378       5,046
             Inventories                         119,456    (17,556)
             Prepaid expenses and other                2           2
             Accounts payable                    215,365     292,564
             Accrued liabilities                (16,660)       7,073
             Accrued payroll and benefits         36,988      21,924
             Interest payable                     19,283          --
             Customer deposits                 (242,429)          --
      Net cash used in operating activities (79,669) (154,898) Cash flows from financing activities:
        Proceeds from issuance of notes
           payable to shareholders                50,000          --
        Proceeds from issuance of notes
           payable                                 8,000          --
          Net cash provided by financing
            activities                            58,000          --
             Net increase (decrease) in cash    (21,669)   (154,898)

   Cash and cash equivalents at the
   beginning of the period                        44,448     217,057
   Cash and cash equivalents at the end of
   the period                                  $  22,779    $ 62,159

  The accompanying notes are an integral part of these condensed financial statements.

                           SEPRAGEN CORPORATION

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTH PERIOD ENDED MARCH 31, 1998


Note 1 - Basis of Presentation

     These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of March 31, 1998, the Company had an accumulated deficit of $13,877,175.

     The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond May 31, 1998. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.

Note 2 - Interim Financial Reporting

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Sepragen Corporation's (the "Company's") Annual Report on Form 10-KSB for the year ended December 31, 1997.

Note 3 - Net Loss Per Share.

     The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earning per Share for all periods presented. The adoption of SFAS No. 128 had no impact on previously reported loss per share for the three months ended March 31, 1997. In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

Note 4 - Inventory.

     Inventories consist of the following at March 31, 1998:



         Raw Materials      $143,874
         Finished Goods       55,530
                            $199,404

                           SEPRAGEN CORPORATION

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTH PERIOD ENDED MARCH 31, 1998

Note 5 - Notes Payable

     In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and was due April 10, 1998.

     In June 1997, the Company borrowed $25,000 from a shareholder of the Company, payable with interest at 9.5% per annum and was due
December 18, 1997.

     In June 1997, the Company issued a note payable of $100,000 to an unrelated party. The note bears interest of 9.5% per annum and is due June 18, 1998.

     In March 1998, the Company borrowed $50,000 from a shareholder of the Company, payable with interest at 9.5% per annum and is due May 31, 1998.

     In March 1998, the Company borrowed $8,000 from an unrelated party, payable with interest of 9.5% per annum and is due May 31, 1998.

     The notes payable originally due on April 10, 1998 and December 18, 1997 are now past due and subject to collection and additional costs. Terms for repayment and extension are being negotiated.

Note 6 -  Bridge Notes Payable

     In November 1997, the Company completed its private placement of bridge of 54 bridge units. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share. The warrants are immediately exercisable and expire five years from the date of issuance. No warrants have been exercised as of March 31, 1998. The bridge notes are payable upon the earlier of six months from issuance or completion of any subsequent offering of equity securities with at least $1,000,000 in gross proceeds. As of March 31, 1998, $540,000 of offering proceeds were received from the bridge financing including $55,000 from related parties. Direct debt issuance costs related to these notes totaled $35,000. The aggregated fair value of the warrants issued in connection with the financing was $110,700 and is being amortized, along with the issuance costs, to operations as additional interest expense over the term of the notes. For the three months ended March 31, 1998 the Company amortized $70,000 of issuance cost to operations.

Item 2 .  Management's Discussion and Analysis.

First quarter of 1998 compared to first quarter of 1997

     Net sales increased by $301,000 or 91% from $331,000 the first quarter of 1997 to $632,000 in the first quarter of 1998. The increase in sales is primarily due to the increase of sales of its core products, Radial Flow Chromatography (RFC) equipment and a small contribution from of revenues from Sepralac evaluation license fees. Over the balance of the year the Company expects the contribution of revenues from the Sepralac process to grow .

     Gross Margin increased by $44,000 or 21% from the first quarter of the prior year, and as percent of sales, decreased by 23%. The Changes in gross margin is primarily due to product mix.

     Selling, general and administrative expenses decreased by $192,000 from $486,000 in the first quarter of 1997 to $294,000 in the first quarter of 1998. The decrease was primarily due to belt tightening measures adopted in mid 1997 in administrative expenses coupled with a reduction in head count in sales and marketing, scaling back of advertising and promotion and travel expenses.

     Research and development expenses decreased by $39,000 from $252,000 in the first quarter of 1997 to $213,000 in the first quarter of 1998. The decrease was mainly due to the reduction in the cost of software development for the QuantaSep product.

     Interest expense increased by $89,000 in the first quarter of 1998 compared to the first quarter of 1997 due to amortization of $70,000 of issuance cost and $19,000 interest expense related to the bridge loans and notes payable.


Inflation.

     The Company believes that the impact of inflation on its operations since its inception has not been material.

Liquidity and Capital Resources:

     The Company used cash in operations of $79,700 and $154,000 during the first quarter ended March 31, 1998 and 1997, respectively. Cash used in operation in the first quarter of 1998 was the result of net loss incurred for the first quarter of $347,000, offset by net non-cash expense of $104,000, and the net change in operating assets and liabilities resulting in source of cash of $163,400. Cash used in the first quarter of 1997 was the result of the net operating assets and liabilities resulting in a source of cash of $309,100.

     Financing activities provided cash of $58,000 during the first quarter ended March 31, 1998. The cash provided resulted from the issuance of $58,000 in notes payable.

     At March 31, 1998 the Company had cash and cash equivalents of $22,800 and $44,400 on December 31, 1997. At March 31, 1998, the
Company had working capital deficit of $1,215,000, as compared to working capital deficit of $902,000 at December 31, 1997. The decrease in cash in the first quarter of 1998 is a result of the aforementioned increase or decrease in cash from operating and financing activities noted above. The decrease in working capital for the quarter is primarily a result of the net loss incurred offset by non-cash charges.

     This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund its existing activities and to extend the use of its technology to new applications in the food and dairy and environmental industries, and to attract the interest of strategic partners in one or more of these markets.

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

     Additionally, the Company is pursuing several alliances in the dairy industry which if consummated successfully could potentially contribute to increasing the Company's liquidity through licensing, fees, revenue from product sales and royalty income. Sepragen has announced the signing of a letter of intent with California Gold for licensing the Sepralac process and has also previously signed evaluation agreements with two other companies.

     There can be no assurance that the deal will be consummated or that the Company will be able to secure financing on reasonable terms or at all.

     The IPO Units, Class A Common Stock and Class A and Class B warrants were delisted from the Nasdaq SmallCap Market on August 15, 1997. The Company's financial statements indicate it did not meet the asset requirements for continued listing of securities on Nasdaq SmallCap Market as of December 31, 1996 or the net asset and capital surplus requirements for continued listing as of June 30, 1997. Since August 16, 1997, the IPO Units, Class A Common Stock and the warrants have been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of the company's securities. It is also likely the Company's securities will also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

     The Company has received notice that the IPO Units, Class A Common Stock and the Class A and Class B warrants will be delisted from the Pacific Exchange ("PSE") Tier II in May 1998. The Company does not meet the criteria for continued listing of securities on the PSE. The continued listing criteria for PSE generally include a minimum of $500,000 in net tangible assets, at least $2,000,000 in net worth, a minimum bid price of $1.00 per share of common stock, 300,000 shares in the public float and at least 250 public beneficial holders.

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

     Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past June 1, 1998. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. The Company has not met the net asset and capital and surplus levels required for continued listing of its securities on the Pacific Exchange Tier II and has been delisted from the Nasdaq SmallCap Market. See Item 2 "Management's Discussion and Analysis-Liquidity and Capital Resources."

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

                            OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item  4.  Submission of Matters to a vote of Security Holders
          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Reports on Form 8-K

     The following Forms 8-K were filed in the first quarter of 1998:

                January 13, 1998 Form 8-K, item 4.
                February 6, 1998 Form 8-K, item 4.


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              SEPRAGEN CORPORATION

DATE:  May 15, 1998           By: /s/ Vinit Saxena

                              Vinit Saxena
                              Chief Executive Officer, President and
                              Principal Financial and Chief Accounting
                              Officer