Form 10QSB/A
period 1998-03-31
SEPRAGEN CORP
filed 1998-05-22
CIK 794154

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                               FORM  10-QSB/A
                              AMENDMENT NO. 1
(Mark One)

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


     The Company, while continuing its existing operations of selling equipment and instruments for its biopharmaceutical business, is also pursuing licensing of its Sepralac and SepraDebitt processes which are expected to generate additional revenues from equipment sales, licensing fees and royalty income. The Company is expected to achieve profitability only after the next several quarters, when such deals are expected to be consummated and the anticipated revenue stream realized. There can be no assurance that such deals will be consummated.

     Meanwhile the Company will have to obtain additional financing to support its operating needs beyond May 31, 1998. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


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


     There can be no assurance that a deal will be consummated or that the Company will be able to secure financing on reasonable terms or at all.

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

DATE:  May 21, 1998           By: /s/ Vinit Saxena

                              Vinit Saxena
                              Chief Executive Officer, President and
                              Principal Financial and Chief Accounting
                              Officer