Form 10QSB
period 1998-06-30
SEPRAGEN CORP
filed 1998-08-20
CIK 794154

CONFORMED COPY
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                              FORM  10-QSB


  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                 For the quarterly period ended:   June 30, 1998

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

                                              August 15,1998
                 Class A Common Stock          2,155,254
                 Class B Common Stock            701,177
                 Class E Common Stock          1,209,894

  THIS REPORT INCLUDES A TOTAL OF 10 PAGES.  THERE ARE NO EXHIBITS.

  PART I  -  FINANCIAL INFORMATION
  Item  1.  -  Financial Statements

                          SEPRAGEN CORPORATION
                        CONDENSED BALANCE SHEETS

                                ASSETS
                                            June 30, 1998
   Current Assets:
        Cash and cash equivalents                $12,904
        Accounts receivable, less
          allowance for doubtful accounts
          of $12,000 as of  June 30, 1998        208,256
        Inventories                              244,162

        Prepaid expenses and other                62,485
          Total current assets                   527,807
        Furniture and equipment, net             220,653
        Intangible assets                        107,676
                                                 856,136

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   Current Liabilities:
        Accounts payable                         923,561
        Bridge Loans, net of unamortized
          discounts of $5,700                    534,300
        Customer deposits                         55,800
        Notes Payable, including $175,000
          from shareholders                      283,000
        Accrued payroll and benefits             229,179

        Accrued liabilities                       57,217
        Interest payable                          64,131
          Total current liabilities            2,147,188

   Class E common stock, no par value -
     1,600,000 shares authorized;
     1,209,894 shares issued and
     outstanding at  June 30, 1998
     redeemable at $.01 per share                      -

   Shareholders' equity (deficit):
        Preferred stock, no par value -
          5,000,000 shares authorized;
          none issued or outstanding at
          June 30, 1998                                -

        Class A common stock, no par value
          - 20,000,000 shares authorized;
          2,155,254 shares issued and
          outstanding at June 30, 1998         8,848,075
        Class B common stock, no par value
          - 2,600,000 shares authorized;
          701,177 shares issued and
          outstanding at June 30, 1998         4,065,618
        Additional paid in capital               110,700
        Accumulated deficit                  (14,315,445)
        Total shareholders' equity
          (deficit)                           (1,291,052)
                                                  856,136

  The accompanying notes are an integral part of these condensed financial statements.

                          SEPRAGEN CORPORATION

                   CONDENSED STATEMENTS OF OPERATIONS

                                Three Months        Six Months
                                Ended June 30       Ended June 30

                               1998       1997      1998         1997
   Revenues:

   Net Sales              $211,471   $212,804  $843,804     $543,713
   Costs and expenses:

      Cost of goods sold   126,741    174,484   509,827      299,957
      Selling, general
        & administrative   311,570    317,223   605,516      803,268

      Research and
       development         191,430    259,994   404,524      511,940
   Total costs and
    expenses               629,741    751,701 1,519,867    1,615,165
   Loss from operations   (418,270)  (538,897) (676,063)  (1,071,452)
   Other income                  --         -        --       40,000
   Interest income,
     (expense) net         (20,000)       806  (109,282)         993

          Net loss        (438,270)  (538,091) (785,345)  (1,030,459)

   Net loss per common
     share, basic and
     diluted                 $(.15)     $(.19)    $(.28)       $(.36)
   Weighted average
     shares outstanding   2,856,431  2,856,431 2,856,431    2,856,431

  The accompanying notes are an integral part of these condensed financial statements.

                          SEPRAGEN CORPORATION

                   CONDENSED STATEMENTS OF CASH FLOWS


                                  Six Months Ended June 30,
                                            1998              1997
   Cash flows from operating
   activities:

        Net Loss                   $   (785,345)    $  (1,030,459)
        Adjustments to reconcile
          net loss to net cash
          used in operating
          activities:
          Depreciation and
            Amortization                138,047            68,013

          Changes in assets and
            liabilities:
             Accounts receivable        362,612            43,390
             Inventories                 74,698            16,326
             Prepaid expenses
               and other                     (1)           (9,868)
             Accounts payable           287,307           403,451
             Accrued liabilities        (35,503)          (45,291)

             Accrued payroll and
               benefits                  84,040            11,499
             Interest payable            39,282                --
             Customer deposits         (254,681)          107,866
   Net cash used in operating
      activities                        (89,544)         (435,073)

   Cash flows from financing
   activities:
     Proceeds from issuance of
       notes payable to
       shareholders                      50,000           125,000

        Proceeds from issuance
          of notes payable                8,000           100,000
          Net cash provided by
            financing activities         58,000           225,000
   Net increase (decrease) in
     cash                               (31,544)         (210,073)
   Cash and cash equivalents at
     the beginning of the period         44,448           217,057
   Cash and cash equivalents at
     the end of the period            $  12,904        $    6,984

  The accompanying notes are an integral part of these condensed financial statements.

                          SEPRAGEN CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                  SIX MONTH PERIOD ENDED JUNE 30, 1998


  Note 1 - Basis of Presentation

       These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of June 30, 1998, the Company had an accumulated deficit of $14,315,445.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond August 31,1998. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


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


  Note 3 - Net Loss Per Share.

       The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earning per Share for all periods presented. The adoption of SFAS No. 128 had no impact on previously reported loss per share for the three months ended June 30, 1997. In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

  Note 4 - The "Year 2000 Problem", dates following December 31, 1999 and beyond:

                   Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believe the cost of addressing the business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believe the cost of addressing the "Year 2000 Problem" will not have a material adverse affect on the result of operations of financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

  Note 5 - Inventory.

       Inventories consist of the following at June 30, 1998:


   Raw Materials      $198,336
   Finished Goods       45,826
                      $244,162


  Note 6 - Notes Payable

       In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and was due April 10, 1998.

       In June 1997, the Company borrowed $25,000 from a shareholder of the Company, payable with interest at 9.5% per annum due on March 1, 1999.

       In June 1997, the Company issued a note payable of $100,000 to an unrelated party. The note bears interest of 9.5% per annum due on December 31, 1998.

       In March 1998, the Company borrowed $50,000 from a shareholder of the Company, payable with interest at 9.5% per annum due on March 1, 1999.

       In March 1998, the Company borrowed $8,000 from an unrelated party, payable with interest of 9.5% per annum and is due August 31, 1998.

       The notes payable originally due on April 10, 1998 is now past due and subject to collection and additional costs. Terms for repayment and extension are being negotiated.


  Note 7 -  Bridge Notes Payable

       In November 1997, the Company completed its private placement of bridge of 54 bridge units. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share. The warrants are immediately exercisable and expire five years from the date of issuance. No warrants have been exercised as of June 30, 1998. The bridge notes are payable upon the earlier of six months from issuance or completion of any subsequent offering of equity securities with at least $1,000,000 in gross proceeds. As of June 30, 1998, $540,000 of offering proceeds were received from the bridge financing including $55,000 from related parties. Direct debt issuance costs related to these notes totaled $35,000. The aggregated fair value of the warrants issued in connection with the financing was $110,700 and is being amortized, along with the issuance costs, to operations as additional interest expense over the term of the notes. For the six months ended June 30, 1998 the Company amortized $70,000 of issuance cost to operations.

  Item 2.  Management's Discussion and Analysis.

  First six months of 1998 compared to first six months of 1997.

       Net sales increased by $300,000 or 55% from $544,000 the first half of 1997 to $844,000 in the first half of 1998. The increase in sales is primarily due to the increase of sales of its core products, Radial Flow Chromatography (RFC) equipment and a small contribution from revenues from Sepralac evaluation license fees. All the sales increase is attributable to the first quarter of 1998.

       Gross Margin increased by $90,000 or 37% from $244,000 in the first half of 1997 to $334,000 in the first half of 1998. The increase in gross margin is primarily due to a higher production volume and product mix. As a percentage of sales, gross margin decreased by 5% from 45% in the first six months of 1997 to 40% in the first six months of 1998.

       Selling, general and administrative expenses decreased by $197,000 from $803,000 in the first half of 1997 to $606,000 in the first half of 1998. The decrease was primarily due to belt tightening measures adopted in mid 1997 in administrative expenses coupled with a reduction in head count in sales and marketing, scaling back of advertising and promotion and travel expenses.

       Research and development expenses decreased by $107,000 from $512,000 in the first six months of 1997 to $405,000 in the first six months of 1998. The decrease was mainly due to the reduction in the cost of software development for the QuantaSep product.

       Interest and other expense increased by $108,000 in the first half of 1998 compared to the first half of 1997 due to amortization of $70,000 of issuance cost and $38,000 interest expense related to the bridge loans and notes payable.


  Second quarter 1998 compared to second quarter 1997.

        Net sales essentially remained unchanged at about $212,000 in the second quarter of 1998 and 1997.

        Gross margin increased by $45,000 or 115% from $39,000 in the second quarter of 1997 to $84,000 in the second quarter of 1998, and as a percent of sales, increased by 22% from 18% to 40%. Part of the increase in gross margin was due to additional software cost associated with the 1997 shipment without incurring corresponding costs in 1998. To a lesser extent, the higher margin was attributable to product mix which includes a larger amount of Sepralac evaluation fee receipt compared to that received in the second quarter of 1997.

        Selling, general and administrative expense decreased by $6,000 or less than 1%. The reduction of head count and belt tightening that was instituted at the beginning of the Second quarter of 1997 was still in effect in the second quarter of 1998.

        Research and development expenses decreased by $69,000 or 26% from $260,000 in the second quarter of 1997 to $191,000 in the second quarter of 1998. This decrease was mainly a result of a reduction of software expenses and reduction in head count.

  Inflation.

       The Company believes that the impact of inflation on its operations since its inception has not been material.

  Liquidity and Capital Resources:

       The Company use of cash for operations was $89,500 and $435,100 during the six months ended June 30, 1998 and 1997, respectively. Cash used in operation in the first half of 1998 was the result of net loss incurred for the first six months of $785,300, offset by net non-cash expense of $138,000, the net change in operating assets and liabilities resulting in source of cash of $557,800. Cash used inoperations in the first half of 1997 was the result of the net loss of $$1,030,400, offset by non-cash expenses of $55,500, and change in operating assets and liabilities resulting in a source of cash of $539,800.

       Financing activities provided cash of $58,000 during the first half ended June 30, 1998. The cash provided resulted from the issuance of $58,000 in notes payable.

       At June 30, 1998 the Company had cash and cash equivalents of $12,900 and $44,400 on December 31, 1997. At June 30, 1998, the
  Company had working capital deficit of $1,619,400, as compared to working capital deficit of $902,000 at December 31, 1997. The decrease in cash in the first half of 1998 is a result of the aforementioned increase or decrease in cash from operating and financing activities noted above. The decrease in working capital for the first half is primarily a result of the net loss incurred offset by non-cash charges.

       This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund its existing activities and to extend the use of its technology to new applications in the food and dairy and environmental industries, and to attract the interest of strategic partners in one or more of these markets.

       Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through August 31, 1998. Accordingly, the Company will have to obtain additional financing to support its operations. The Company is currently attempting to secure additional financing through either the sale of additional equity securities of the Company or debt financing.

       Additionally, the Company is pursuing several alliances in the dairy industry which if consummated successfully could potentially contribute to increasing the Company's liquidity through licensing, fees, revenue from product sales and royalty income. Sepragen has signed evaluation agreements of the Sepralac process with two companies.

       There can be no assurance that the deal will be consummated or that the Company will be able to secure financing on reasonable terms or at all.

       The IPO Units, Class A Common Stock and Class A and Class B warrants were delisted from the Nasdaq SmallCap Market on August 15, 1997 and Pacific Stock Exchange ("PSE") on July 8, 1998. The Company did not meet the requirements for continued listing of securities on Nasdaq SmallCap Market and Pacific Stock Exchange. Since August 16, 1997, the IPO Units, Class A Common Stock and the warrants have been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of the company's securities. It is also likely the Company's securities will also be less liquid with a resulting negative effect on the value of such securities and the ability of the Company to raise additional capital.

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

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception.
  The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past September 1, 1998. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. The Company has been delisted from the Nasdaq SmallCap Market and the Pacific Stock Exchange. See Item 2 "Management's Discussion and Analysis-Liquidity and Capital Resources."

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
                         Not Applicable

  Item 5.       Other Information
                         Not Applicable

  Item 6.        Reports on Form 8-K
                         No reports filed this quarter

                               SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEPRAGEN CORPORATION

  DATE: August  15, 1998        By:  /s/Vinit Saxena
                                     Vinit Saxena
                                     Chief Executive Officer,
                                     President and
                                     Principal Financial and Chief
                                     Accounting Officer