Form 10QSB
period 1998-09-30
SEPRAGEN CORP
filed 1998-11-20
CIK 794154

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM  10-QSB
  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                 For the quarterly period ended:   September 30, 1998

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

  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:
                                                         November 13,1998
                                Class A Common Stock          2,155,254
                                Class B Common Stock            701,177
                                Class E Common Stock          1,209,894

  THIS REPORT INCLUDES A TOTAL OF 60 PAGES. THE INDEX TO EXHIBITS IS ON
  PAGE 14.

  PART I  -  FINANCIAL INFORMATION
  Item  1.  -  Financial Statements

                            SEPRAGEN CORPORATION
                           CONDENSED BALANCE SHEET
                                   ASSETS
                                                     September
                                                      30, 1998
      Current Assets:
           Cash and cash equivalents.              $   206,197
           Accounts receivable, less allowance
             for doubtful accounts of $12,000 as
             of  September 30, 1998                    180,799
           Inventories                                 231,355
           Prepaid expenses and other.                  39,509
             Total current assets.                     657,860
           Furniture and equipment, net                198,157
           Intangible assets                           101,432
                                                       957,449

               LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY

      Current Liabilities:
           Accounts payable                            827,895
           Bridge Loans, net                           522,800
           Customer deposits                            75,800
           Notes Payable, including $280,000 from
             shareholders                              380,000
           Accrued payroll and benefits                122,283
           Accrued liabilities                          66,487
           Interest payable                             38,327
             Total current liabilities               2,033,592
      Commitments
         Class E common stock, no par value
           - 1,600,000 shares authorized;
           1,209,894 shares issued and
           outstanding at September 30,
           1998, redeemable at $.01 per share                0
      Deficit in Shareholders' equity:
          Preferred stock, no par value -
            5,000,000 shares authorized; and
            175,439 convertible, preferred
            issued and outstanding                     500,000
          Class A common stock, no par value
            -20,000,000 shares authorized;
            2,155,254 shares issued and
            outstanding                              8,848,075
          Class B common stock, no par value -
            2,600,000 shares authorized; 701,177
            shares issued and outstanding            4,065,618
           Additional paid in capital                  202,220
           Accumulated deficit                     (14,692,056)
           Total deficit in shareholders' equity    (1,076,143)
                                                       957,449

  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS

                                     Three Months              Nine Months
                               Ended September 30       Ended September 30
                                 1998       1997        1998         1997
   Revenues:
     Net Sales               $356,395   $188,264    1,200,199     731,977
   Costs and expenses:
     Cost of goods sold       139,564    112,317      649,391     412,274
   Selling, general and
     administrative           352,014    311,791      957,530   1,115,059
   Research and development   172,759    157,881      577,283     669,821
   Total costs and expenses   664,337    581,989    2,184,204   2,197,154

   Loss from operations      (307,942)  (393,725)   (984,005)  (1,465,177)

   Other income                     --    32,804           --      72,804
   Interest income,
     (expense) net            (68,669)        25    (177,951)       1,018

   Net loss                  (376,611)  (360,896) (1,161,956)  (1,391,355)

   Net loss per common
     share,  basic and
     diluted                    $(.13)     $(.13)      $(.41)       $(.49)
   Weighted average shares
     outstanding            2,856,431  2,856,431   2,856,431    2,856,431



  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS

                                        Nine Months Ended September 30,
                                                    1998           1997
    Cash flows from operating
    activities:
         Net Loss                            $(1,161,956)   $(1,391,355)
         Adjustments to reconcile net
           loss to net cash used in
           operating activities:
           Depreciation and
             Amortization                        177,057        102,036
           Changes in assets and
             liabilities:
              Accounts receivable.               390,069         54,679
              Inventories                         87,505         23,789
              Prepaid expenses and
                other                            (22,975)         2,131
              Accounts payable                   191,641        453,835
              Accrued liabilities.               (26,233)       (25,704)
              Accrued payroll and                (22,856)         6,180
                benefits.
              Interest payable                   (16,522)             0
              Customer deposits                 (234,681)       285,709
    Net cash used in operating
      activities                                (638,951)      (488,700)
    Cash flows from financing
      activities:
        Proceeds from issuance of
          preferred stock                        500,000              0
        Proceeds from notes  payable
          to shareholders                        155,000        125,000
        Proceeds from issuance of
          notes payable                                0        100,000
        Net proceeds from bridge
          notes payable                          115,700        207,000
        Proceeds from issuance of
          convertible secured
          promissory Note, net                   540,000              0
        Retirement of bridge debt               (510,000)             0
    Net cash provided by financing
       activities                                800,700        432,000
    Net increase (decrease) in cash              161,749        (56,700)
    Cash and cash equivalents at the
      beginning of the period                     44,448        217,057
    Cash and cash equivalents at the
      end of the period.                      $  206,197     $  160,357

  The accompanying notes are an integral part of these condensed financial statements.

                            SEPRAGEN CORPORATION

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

  Note 1 - Basis of Presentation

       These condensed financial statements have been presented on a going concern basis. Sepragen, (the "Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of September 30, 1998, the Company had an accumulated deficit of $14,692,056.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31,1998. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.

  Note 2 - Interim Financial Reporting

       The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

  Note 3 - Net Loss Per Share.

       The Company has adopted Statement of Financial Accounting Standards
  (SFAS) No. 128, Earning per Share for all periods presented. The adoption of SFAS No. 128 had no impact on previously reported loss per share for the three months ended September 30, 1997. In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

  Note 4 - The "Year 2000 Problem", dates following December 31, 1999 and beyond:

       Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the "Year 2000 Problem" will not have a material adverse affect on the result of operations of financial position of the Company. However, although the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

  Note 5 - Notes Payable

       Between May 1997 and August 1998, the Company borrowed an aggregate of $380,000 of which 280,000 are from shareholders of the Company, payable with interest at 9.5% per annum due on March 1, 1999 and 100,000 from an unrelated party payable with interest at 9.5% per annum due on December 31, 1998. The repayment of these notes is subordinate to the claims of the note described in Note 6.


  Note 6 -  Bridge Notes Payable

       In August 1998, the Company completed a debt-refinancing transaction whereby the Company borrowed $550,000 from Mr. K. Charles Janac pursuant to a Convertible Secured Promissory Note issued by the Company (the "Note") in the principal amount of $550,000 and bearing interest at the rate of 9.75% per annum. The Note is convertible into shares of Class A Common Stock at the option of Mr. Janac at any time before December 15, 1998 by converting the principal balance and any unpaid interest due under the Note into Class A Common Stock at the rate of $0.468 per share. In addition, as further consideration for the loan of funds to the Company, the Company issued to Mr. Janac a warrant, exercisable at any time on or before August 18, 2003, to purchase up to 234,667 shares of Class A Common Stock at $.468 per share (the "Warrants"). The total number of shares of Class A Common Stock issuable upon conversion of the Note or exercise of the Warrants are subject to adjustment in the event of recapitalization, stock dividends, or similar events. As security for the Note, the Company entered into a Security Agreement granting Mr. Janac a first priority security interest in the property, tangible and intangible, of the Company, as well as a Patent and Trademark Mortgage granting Mr. Janac a security interest in all the patents and trademarks of the Company.

       All principal and accrued interest under the Note is due and payable on or before December 15, 1998.

       The business address of Mr. Janac is 651 River Oaks Parkway, San Jose, CA 95134.

       The Company used the funds loaned by Mr. Janac to retire
  $532,242.47 of existing debt incurred by the Company in connection with a certain bridge financing originally undertaken by the Company in October of 1997, to pay legal fees and costs of the transaction, and approximately $7,000 was utilized for working capital.

       The fair value of the warrants (calculated using the Black Scholes Pricing Model) is $91,520 and is being amortized over the remaining term of the loan, 4 months. Amortization for the three and nine months ended September 30, 1998 was $34,320. In addition, the Company secured payment extensions on the remaining $30,000 in bridge loans through March 31, 1999.


  Note 7 - Convertible Preferred Stock

       On September 1, 1998, the Company sold 175,439 Shares of Series A Preferred Stock.

       All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

       The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under Section 4(2) and Regulation S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

       The Company's Series A Preferred Stock provides for both a 7% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividends accrued and unpaid on those Series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event effecting the Class A Common Stock.

       Anchor may require the Company to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by the Company. The Company is currently in compliance with all such covenants and does not anticipate any breaches in the future.

  Item 2 .  Management's Discussion and Analysis.

  First nine months of 1998 compared to first nine months of 1997.

       Net sales increased by $468,000 or 64% from $732,000 in the first nine months of 1997 to $ 1,200,000 for the comparable period in 1998. The increase in sales is due to the increase of sales of its core products, Radial Flow Chromatography (RFC) equipment and a $200,000 license fee for the Sepralac process received from Anchor products of New Zealand.

       Gross Margin increased by $231,000 or 72% from $320,000 in the first nine months of 1997 to $551,000 in the first nine months of 1998. The increase in gross margin is primarily due to a higher production volume and revenue generated from license fee that does not have cost of goods associated with it. As a percentage of sales, gross margin increased slightly from 44% in the first three quarters of 1997 to 46% for the comparable period in 1998, primarily due to the license fee income which more than offset the lower margins realized from sales of core products.

       Selling, general and administrative expenses decreased by $158,000 from $1,115,000 in the first nine months of 1997 to $957,530 in the first nine months of 1998. The decrease was primarily due to continued belt tightening measures adopted in mid 1997 in administrative expenses coupled with a reduction in head count in sales and marketing, scaling back of advertising and promotion and travel expenses partially offset by $49,000 write-off of expenses related to the Company's financing activities.

       Research and development expenses decreased by $93,000 from $670,000 in the first nine months of 1997 to $577,000 in the first nine months of 1998. The decrease was mainly due to the reduction in the cost of software development for the QuantaSep product.

       Interest and other expense increased by $179,000 in the first nine months of 1998 compared to the first nine months of 1997 due to amortization of $70,000 of issuance cost, amortization of the fair value of warrants issued of $34,000 and $75,000 interest expense related to the bridge loans and notes payable.


  Third quarter 1998 compared to third quarter 1997.

       Net sales increased by $168,000 from $188,000 in the third quarter of 1997 to $356,000 in the third quarter of 1998. The increase in sales is due to $200,000 license fee received for the Sepralac(R) Process partially offset by small decrease in sales of the core products, Radial Flow Chromatography (RFC) equipment.

       Gross margin increased by $141,000 or 186% from $76,000 in the third quarter of 1997 to $217,000 in the third quarter of 1998, and as a percent of sales, increased by 21% from 40% to 61%. The higher margin was attributable to the Sepralac license fee received in the third of quarter of 1998, which more than offset the lower margins realized on sales of core products.

       Selling, general and administrative expense increased by $40,000 or 13%. The increase is due to a write-off of $49,000 legal, printing, commission related to a private placement financing.

       Research and development expenses increased by $15,000 or 9% from $158,000 in the third quarter of 1997 to $173,000 in the third quarter of 1998. This increase was due to a one time severance pay related to the reorganization of the department.

  Inflation.

       The Company believes that the impact of inflation on its operations since its inception has not been material.

  Liquidity and Capital Resources:

       The Company use of cash for operations was $639,000 and $488,000 during the nine months ended September 30, 1998 and 1997, respectively. Cash used in operations in the first nine months of 1998 was the result of net loss incurred for the nine six months of $1,162,000, offset by net non-cash expense of $177,000, the net change in operating assets and liabilities resulting in source of cash of $346,000. Cash used in the first nine months of 1997 was the result of net loss incurred for the nine months of $1,391,000, offset by net non-cash expenses of $102,000, and the net change in operating assets and liabilities resulting in source of cash of $801,000.

       Financing activities provided cash of $800,700 during the first nine months of 1998. The cash provided resulted from the subscription proceeds for preferred stock of $500,000 and issuance of notes payable of $300,700.

       At September 30, 1998 the Company had cash and cash equivalents of $206,200 as compared with $44,400 on December 31, 1997. At September 30, 1998, the Company had working capital deficit of $1,375,700, as compared to working capital deficit of $902,000 at December 31, 1997. The decrease in cash in the first nine months of 1998 is a result of the aforementioned increase or decrease in cash from operating and financing activities noted above. The decrease in working capital for the first nine months is primarily a result of the net loss incurred offset by non-cash charges.

       This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund its existing activities and to extend the use of its technology to new applications in the food and dairy and juice industries, and to attract the interest of strategic partners in one or more of these markets.

       Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through December 31, 1998. Accordingly, the Company will have to either turn profitable or obtain additional funds to support its operations. The Company is currently pursuing several avenues including increasing revenues and reducing costs in order to turn profitable, secure funds through additional strategic partnerships and secure either debt or equity financing.

       Following this strategy, on August 25, 1998, the Company announced the signing of a license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac(R) process in Australia and New Zealand and non-exclusive worldwide marketing rights to products produced by the Sepralac(R) Process. In return, the Company has received $700,000 out of a total of about $1 million from Anchor Products, comprised of a license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible into common stock (on share for share basis) at any time within the next 2 years and extendible for a further 1 year at the Company's option.

       On October 15, 1998, the Company announced a licensing agreement for the Sepralac(R) Process with Carberry Milk Products of Ballineen, County Cork, Ireland. Under the agreement, Carberry will have manufacturing and marketing rights to certain products produced from the Sepralac(R) Process. In return, the Company will receive a license fee of $350,000 payable $200,000 before January 1, 1999 and the balance over the term of the agreement. Further, Carberry agreed to an initial purchase of equipment worth approximately $100,000.

       The evaluation agreement to commercialize the Sepralac(R) Process between Sepragen Corporation and California Gold Dairy Products of Petaluma, California by mutual agreement was terminated on September 8, 1998.
       A technical evaluation agreement for the Debitt(R) Process, a debittering and deacidification process using Sepragen Corporation's RFC(R) Column, has been signed with Tropicana products.

       The Company currently has no credit facility with a bank or other financial institution. Further, the Company's stock is traded over-the-counter and as such there is limited liquidity in the Company's stock which makes financing difficult.

       The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and juice). The Company's ability to further develop and market its Sepralaca Process for whey separation and other potential food and juice products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any additional alliances will be successfully negotiated or that such alliance will be successful in generating the revenue required to make the Company profitable.

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

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past January 1, 1999. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. The Company has been delisted from the Nasdaq SmallCap Market and the Pacific Stock Exchange. See Item 2 "Management's Discussion and Analysis-Liquidity and Capital Resources."

       Competition. In both its biopharmaceutical industry market and in the market for its process systems for food, beverage, dairy and environmental industries, the Company faces intense competition from better capitalized competitors.

       Dependence on Joint Ventures and Strategic Partnerships. The Company's entry into the food, dairy and beverage market for its process systems will be substantially dependent upon its ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. As of the date of this report, two licensing agreements have been signed but there can be no assurance that the terms of any such alliance will produce profits for the Company nor can there be assurance that additional joint ventures or alliances will be signed.

       Management Reorganization: Since September 5, 1998, Dr. Q.R. Miranda, Vice President of Research and Development has not been employed by Sepragen Corporation.

                                   PART II
                              OTHER INFORMATION

  Item 1.   Legal Proceedings
                 Not Applicable

  Item 2.   Changes in Securities
            See footnotes 6 and 7 of the financial statements.

  Item 3.   Defaults Upon Senior Securities
                 Not Applicable

  Item 4.   Submission of Matters to a vote of Security Holders
                 Not Applicable

  Item 5.   Other Information
                 Not Applicable

  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits

            4.8     Warrant Agreement with Charles Janac

            10.9 Convertible Secured Promissory Note issued by the Company to Charles Janac

            10.10   Security Agreement with Charles Janac

            10.11   Patent and Trademark Mortgage

       (b)  Reports on Form 8-K

            Form 8-K, dated August 14, 1998, Items 5, 7 and 9.

                                 SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEPRAGEN CORPORATION

  DATE: November 19, 1998       By: /s/Vinit Saxena
                                    Vinit Saxena
                                    Chief Executive Officer, President and
                                    Principal Financial and Chief
                                    Accounting Officer

                              INDEX TO EXHIBITS


                                                        Sequential Page No.

  4.8       Warrant Agreement with Charles Janac              14

  10.9      Convertible Secured Promissory Note issued
            by the Company to Charles Janac                   24

  10.10     Security Agreement with Charles Janac             29

  10.11     Patent and Trademark Mortgage                     45