Form 10KSB
period 1998-12-31
SEPRAGEN CORP
filed 1999-07-02
CIK 794154

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14068

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were: $1,987,086.

The aggregate market value of Class A Common Stock (voting stock) held by non-affiliates on April 30, 1999 was $1,718,921 (based on the average of the last bid and ask price of a share of Class A Common Stock on that date as reported in Over The Counter trading). In addition, non-affiliates held 302,266 shares Class B and Class E Common Stock (voting stock) which are convertible into Class A Common Stock, but are not registered under the Securities Exchange Act of 1934, as amended, as of April 30, 1999.

The number of shares outstanding of each of the registrant's classes of Common Stock at April 30, 1999 was:

Class A Common Stock	4,057,216
Class B Common Stock	701,177
Class E Common Stock	1,209,894

In addition the Company has 175,439 convertible preferred stock convertible 1:1 into Class A Common stock.

Transitional Small Business Disclosure Format Yes; X No

THIS REPORT INCLUDES A TOTAL OF 59 PAGES. EXHIBIT INDEX BEGINS ON PAGE 56.

PART I

Item 1. Description of Business

Company History

The Company was incorporated as a California corporation in 1985. Since 1986, it has operated as the developer, manufacturer, assembler and distributor of products employing radial flow chromatography ("RFC") technology.

The Company currently develops, assembles and markets liquid chromatography equipment, resins and processes for the separation and purification of biopharmaceuticals and food and beverage products. The Company's columns utilize RFC technology which the Company believes enables the purification of greater quantities of product more efficiently than with conventional chromatography along with providing a measurable economic advantage. The Company believes that its patents, know-how and experience in developing and applying RFC to unique solutions for its customers give it a competitive advantage over its competitors.

Within the past four years, the Company has developed specific applications of its separations technology for the food and beverage industry. The Sepralac(TM) process isolates high value proteins from relatively low-value whey, a liquid byproduct of cheese production. Whey currently sells for approximately 50 cents a kilogram and is typically dried and processed into saleable products for human consumption or for animal feed. Management believes isolated proteins in the whey can be utilized in infant formula and other products for their nutritional, functional and, in some cases, pharmaceutical value. The Company believes these proteins can be used to manufacture a human infant formula that more closely resembles the protein composition of mothers' milk and protein-based fat or egg white substitute. Individual components within the whey are valued at over $400 per kilogram.

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

In addition to biopharmaceutical applications and food and dairy applications, the Company is exploring the use of its RFC technology in the environmental management industry. The Company is attempting to develop a process for the removal of heavy metals from liquid waste. The Company believes that rather than shipping tankers full of wastewater, a small Sepragen cartridge of concentrated toxic metals could be transported to the recycling facility.

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

Conventional axial flow chromatography is a process where the liquid mixture is pumped vertically through the column. As axial flow chromatography processes are increased in scale from laboratory quantities to clinical and commercial production quantities, the capacity of the chromatography column must be increased. The capacity can be increased in one of three ways: (i) the height of the column can be increased, which increases the back pressure required to pump the fluid through the column and lowers the productivity; (ii) the diameter of the column can be increased which results in inefficient separation; or (iii) the number of columns can be increased which increases the capital and operating costs.

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

Strategy

The Company has undertaken to reposition itself strategically in the four years since its 1995 initial public offering. Its original strategy was to sell RFC equipment and instrumentation primarily to the "scale-up end" of the rapidly growing biopharmaceutical marketplace while researching applications in the food and dairy markets. The Company and its competitors discovered that while there has been tremendous growth in the biotechnology industry, most of it has been at the research and development levels and has not made a sizable impact on the manufacturing end of the business. Accordingly, sales of commercial scale equipment by the Company have been significantly less than the Company anticipated. The Company believes that while long-term growth prospects in this market are good, it has to complement these prospects with opportunities that do not have long FDA approval hurdles. In the past two years, the Company has developed Sepralac(TM) to extract higher value proteins from dairy whey and Sepradebitt(TM) to debitter and de-acidify grapefruit and orange juice. The intended business model for the Company for these proprietary processes would include royalties, licensing fees, in addition to equipment revenues. The Company has signed agreements with Anchor Products of New Zealand and Carbery Milk Products of Ballineen, Ireland to commercialize the Company's Sepralac(TM) process. While the Seprabitt Process is being evaluated by certain institutions, as of this date, no agreements have been reached with any producers and no assurance can be given that the commercialization of the Sepradebitt(TM) processes will provide significant revenues to the Company. The Company's current focus is to pursue agreements for the dairy and juice applications with other companies following this model, while developing newer applications for the long term.

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

After the therapeutic potential of a biomolecule has been established, clinical trials are conducted to evaluate the safety and efficacy of the biopharmaceutical in humans. A manufacturing process is developed to produce increasing amounts of the pure biopharmaceutical as the product passes through FDA approval and through each phase of clinical testing and into commercial manufacture.

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

Food and Beverage Industry

The Company believes its RFC technology can be used to develop a broad range of high volume processes in the food and beverage industry. RFC allows the production of substantially pure compositions of molecules that have nutritional or other value and the removal of substances from various foods and beverages that have been identified as harmful or that adversely affect flavor or other qualities. In many cases, processes for separating and purifying or removing these molecules are either not currently available or require relatively high levels of capital investment and ongoing operating expenses.

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

Whey is comprised of several different components which in their pure form have nutritional, functional and, in some cases, pharmaceutical value. Whey sells for approximately 50 cents a kilogram, but individual components within the whey are valued at over $400 per kilogram. Conventional processing technologies do not allow for economic separation and purification of each of the components of the whey. As a result, whey is used currently in dry form in whey protein concentrate ("WPC") and whey protein isolate ("WPI"). WPI is a recent product introduction indicating an industry trend towards higher value, higher purity and higher protein content products. WPC and WPI are used in infant formula, foods, soups, beverages and confectionery and bakery products for their nutritional and functional properties including emulsification, foaming and gelling. These properties can be improved if certain protein components are either isolated in a pure form or removed, depending on certain factors. For example, fat contained in WPC reduces foamability which is a desired property in ice creams, shakes and bakery products.

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

Other Whey Applications. Having the ability to separate the individual proteins in the whey potentially creates additional applications for those proteins. Certain protein components could be added to sports drinks to improve nutritional value without "curdling" or "precipitating." Certain protein components could replace egg whites since they provide better whippability and gelation characteristics. Additional applications for protein components include geriatric products where a specialized nutritional profile is desired, meat products where enhanced binding is required and ice creams and shakes where increased whippability is desired.

Debittering Citrus Juice.

The Company has successfully demonstrated a process called Sepradebitt(TM) to debitter and deacidify citrus juice. A patent was issued in 1998. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from sales of such processes to date. Orange processing in both California and Florida results in unsqueezed juice that is too bitter to use. If processors could use all of the juice in the orange, not just that obtained in the first squeeze, their economics would improve. Additionally, oranges grown in California go through a period of months when they are too bitter to be processed into juice. Similarly, the bitterness of grapefruit juice prevents its use as an ingredient in mixed juice production. Debittering grapefruit juice may extend its usage to new applications. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from the sale or license of this process to date.

Other Food Applications.

Other food applications at an early stage of development are the removal of certain flavors from beverages such as wine and sake, improved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional proteins from eggs and soy isoflavones.

Environmental Industry

Major industrial companies, such as computer chip manufacturers and chemical companies, pay recyclers to transport wastewater in tankers from the manufacturing site to the reclamation facility. Since the waste stream is diluted the manufacturer is paying mostly to transport the water.

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

Necessity of Alliances and Partnerships

The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food and environmental products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or strategic alliances with established companies in each market. The Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. While the Company continues to have discussions with a number of different companies, particularly those interested in its Sepralac(TM) process, and while it has established two strategic alliances in the dairy industry, there can be no assurance that the Company will be able to do so in the future or that any such partnership, joint venture or strategic alliance will be successful.

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

Superflo(R) columns are available in both stainless steel and high-grade plastic and are designed to comply with the FDA's standards for Good Laboratory Practices ("GLP") and Good Manufacturing Practice ("GMP") for the manufacture of pharmaceuticals and therapeutic drugs. The prices of Superflo(R) columns vary according to material type and size. Prices range from $500 for laboratory models to more than $100,000 for larger models.

QuantaSep Computer-Controlled Liquid Chromatography Systems. The Company markets a line of its QuantaSep(R) computer-controlled chromatography workstations. These systems consist of hardware and electronics, software, pumps, tubing, fittings, sensors, detectors and related equipment. They are capable of controlling the flow of multiple liquid inputs through an array of up to three chromatography columns and several process monitoring instruments. The QuantaSep(R) systems allow the benefit of computer controlled chemical process design and processing to be applied to liquid chromatography.

Process development, particularly in the biopharmaceutical industry, has traditionally required long periods to test alternative separation and purification processes. In addition, the problems of converting laboratory-scale processes to operate at a commercial scale require continual revision to the processes. The QuantaSep(R) enables a user to automatically perform these tasks. The QuantaSep benchtop liquid chromatography systems are designed to work with the high flow rates provided by radial flow columns as well as with the precision needed by new higher performance chromatography media.

The QuantaSep can be used with columns providing flow rates from 100 ml per minute to 40 liters per minute. The current version of the QuantaSep system is designed to facilitate the development, optimization and scale-up of multi-step chromatography protocols for many different types of target biomolecules and to operate under the FDA's GLP and GMP drug development and manufacturing environments. The Company has further developed its QuantaSep technology for application to commercial-scale processing operations.

The QuantaSep system is available in several configurations and can be used with axial flow as well as radial flow columns. The price of the current QuantaSep 1000 version of the QuantaSep system ranges from $65,000 to $200,000, depending on the various features, sizes and options ordered.

Large Scale QuantaSep. In 1996, the Company developed a large scale QuantaSep capable of delivering flow rates of up to 40 liters/minute. This machine can be used to automate and control manufacturing processes in the biopharmaceutical industry or for pilot scale evaluations in food applications. It brings all the process features of flexibility, ease of use and precision fluid handling contained in the QuantaSep(R) to large scale use.

Version 2.x Software. In 1996, the Company developed a new software package for the QuantaSep system to address evolving needs for the use of RFC technology in larger manufacturing processes in biopharmaceutical and food applications. This "Windows" based software allows a user to run a process, collect data, analyze data and continuously monitor the process. It operates with a highly interactive graphics process diagram "dashboard." The Company is currently upgrading the software to add additional capabilities.

SepraSorb Media. Based in part upon the technology acquired in its purchase in June 1994 of certain assets of BPS Separations, a U.K. company that went into receivership, the Company has commenced development of consumable resin or media products for chromatography columns. The novel media named SepraSorb(TM) is based on a "sponge" as opposed to a "bead" configuration. This configuration has several significant advantages over conventional resins for "front-end" (pre-chromatography) separations of crude biological material. In a typical chromatographic separation process, cell debris or aggregates are removed from the raw material or feed stream prior to chromatography so as not to foul the chromatography media. This step increases the cost of the operation and reduces yield because of product loss associated with this step. The Company believes that the unique ability of the SepraSorb(TM) media to handle "dirty streams" without clogging will eliminate various pre-chromatography steps and increase overall yield and productivity of many purification processes. Tests show that SepraSorb(TM) media in radial flow columns combine the advantages of RFC and sponge media technologies and increase overall productivity of the process. The Company has only recently commercially introduced SepraSorb(TM) cartridges to the biopharmaceutical market and there have been no significant sales of this product to date.

SepraPrep Media. For its dairy and biotech applications, the Company has developed a beaded, high strength, high flow hydrophilic ion-exchange media "SepraPrep." The material is currently in use in the Company's Sepralac Process. The Company is currently pursuing FDA approval for this media for general food usage.

Customers, Sales and Marketing

The Company is currently marketing its products to the biotech industry through distributors that are supported by the Company's direct sales and support staff located in Europe, Asia and the U.S. The Company is dependent on its distributors for revenues and as such, its performance would be materially affected if its distributors cease to sell its products or if their performance is affected.

Manufacturing

The Company has a few "sole source" vendors that it depends on and has entered into supply agreements with two critical vendors. If the supply or quality from these vendors is affected, it could materially impact the Company's business.

In 1998 approximately 43% of sales revenues were from sales to customers in the United States and 57% to customers outside the United States. Of the Company's 1998 sales revenues, approximately 85% was attributable to biotech sector sales and 15% to the dairy sector.

The Company's future growth and profitability in the biopharmaceutical sector will depend, in large part, on the velocity of scale-up activities in this market and in fostering acceptance among its customers of the use of the Company's products, namely Superflo(R) columns, QuantaSep systems and SepraSorb resins. Negotiating joint ventures and alliances in the dairy, food, beverage and environmental industries is expected to drive the Company's growth in those segments. The Company's success in marketing its products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and perceived benefits of the Company's products and technology. There can be no assurance that the Company's efforts or the efforts of others with which the Company allies itself will be successful, or that the Company's products will ever achieve the level of sales necessary for the Company to operate profitably.

Research and Development

The Company spent approximately $861,000 and $756,000 on research and development for the years ended December 31, 1997 and 1998, respectively. Substantially all of the Company's research and development expenditures to date have related to its QuantaSep systems and Sepralac(TM) and Seprabitt processes.

The Company maintains an on-going research and development program that covers the following areas:

(i) improvements and extensions of existing products which exploit the Company's patents to address specific customer needs;

(ii) continued development of separation media; and

(iii) continued development of commercial-scale liquid chromatography processes based on RFC technology for food, dairy and environmental applications.

Patents, Trademarks and Intellectual Property

The Company considers patent protection of its processes to be important to its business prospects. The Company currently holds fourteen patents and two patent applications in the United States relating to its technologies. In addition, the Company holds seven patents and four patent applications in various foreign countries.

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

U.S. Patent Reg. No. 5,462,659 (6/15/13) covering axial flow chromatography columns.

U.S. Patent Reg. No. 4,708,782 (9/15/06) covers a combination horizontal or radial flow chromatography column and electrophoresis apparatus.

U.S. Patent Reg. Nos. 4,740,298 (11/4/05) and 4,867,947 (9/19/06) cover interface apparatuses for directing the output of a chromatography column to a point of use/detection and/or identification such as mass spectrometry device.

U.S. Patent Reg. No. 4,705,616 (9/15/06) covers a combination electrophoresis/ mass spectrometry probe for performing the two processes of electrophoretic separation of a sample followed by introduction of the separated sample to a mass spectrometry apparatus.

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

U.S. Patent Reg. No. 5,817,354 (10/06/98) covers a method for removing bitter compounds from citrus juice.

The Company also has two patent applications pending before the U.S. Patent and Trademark Office. The first relates to a method for the sequential separation of whey proteins; and the second relates to high throughput debittering.

The Company intends to continue to pursue patent protection for the various technologies it develops. There can be no assurance that any of the Company's issued patents will afford protection against a competitor, that any patents issued or licensed to the Company could not be designed around or invalidated or that the Company's pending patent applications will result in issued patents. In addition, there can also be no assurance that any application of the Company's technology will not infringe patents or proprietary rights of others or that licenses that might be required for the Company's processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial.

The Company believes that patents in certain foreign countries are more difficult and expensive than obtaining domestic patents because of differences in patent laws, and recognizes that its patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents, with the attendant risks of infringement of the Company's patents and loss of market share to infringing competition.

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

Competition

The Company faces significant competition in three principal areas of its business. With respect to the Company's liquid chromatography equipment, resins and systems, competition comes from companies that make liquid chromatography equipment and systems and companies that make separation and purification equipment and systems that compete with liquid chromatography. In the market for liquid chromatography equipment and systems, the Company's major competitors are American Pharmacia Millipore Corporation, BioSepra Inc., Koch Filtration Products, Perkin-Elmer, in-house development by customers' engineering staff, and a number of smaller companies.

With respect to the Company's liquid chromatography processes under development for application in the food and dairy industries, the Company will face competition from existing producers of whey and other food ingredients who are attempting to develop existing separation technology for fractionating dairy ingredients. Such competitors include overseas companies Danmark Protein, and Immucell Corporation and Davisco International Incorporated in the United States. In addition, the Company may face competition from companies in the chromatography equipment industry such as BioSepra, PerSeptive Biosystems and Pharmacia to the extent the dairy and food industries begin using chromatography separation processes in the future and from companies providing competing technologies, such as membrane filtration and ion exchange, including Koch filtration Products APV Pasilac AS, Calgon Carbon Corporation, Ionics and Osmonics, Inc., which are currently used in food separation processes.

With respect to the Company's liquid chromatography processes under development for application in the environmental management industry, the Company will face competition from providers of competing technologies currently utilized in the waste disposal industry, including carbon absorption, membrane filtration, ion exchange and precipitation. Such competitors will include large established companies in the environmental industry such as Ionics, United States Filter Corporation and Osmonics and many smaller manufacturers. There can be no assurance that the Company will be able to compete successfully in any of its target markets.

Manufacturing and Supplies

The hardware for the Company's RFC columns and the software and certain components for the QuantaSep system are produced by third party contract manufacturers. The Company assembles the products and performs quality control. The Company intends to continue to enter into additional arrangements with third parties to manufacture the components of its products according to specifications provided by the Company. For example, in 1996, the Company signed an agreement with a supplier of ion-exchange resins headquartered in India, to manufacture certain of its resins. The Company continues to monitor production at these manufacturing facilities to assure compliance with product specifications. The Company also entered into an exclusive five year agreement with a vendor to supply column parts and accessories under a debt repayment and pricing plan. While these agreements allow the Company to command more attention from its critical vendors, they also create a "sole source" risk if the vendors are unable to meet the quality or delivery needs of Sepragen customers. There can be no assurance that the Company will be able to enter into future arrangements, on acceptable terms or at all, for the manufacture of its products by others or that any manufacturer will be able to meet any demand for such products on a timely or cost effective basis.

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

Employees

As of April 15, 1999, the Company employed a staff consisting of 15 full-time employees and several contractors and consultants. In order to maximize the efficiency of this small staff, most employees serve in various functions as different needs arise. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory. The Company's employees are not covered by any collective bargaining agreement.

The Company intends to add additional employees on an as needed basis in the areas of research, production, development, marketing, sales and administration, including a Vice President of Operations and a Chief Financial Officer in the foreseeable future. The Company's future success is substantially dependent on its ability to attract and retain highly competent technical and administrative personnel.

Item 2. Description of Property

The Company leases approximately 23,000 square feet of assembly, laboratory and office space in Hayward California for annual rent of $94,718 in 1998. Of this space, approximately 13,700 square feet are allocated to manufacturing, approximately 1,700 square feet to the Company's laboratories, and approximately 7,600 square feet to the Company's executive and administrative offices. The term of the lease expires on September 30, 2000.

Item 3. Legal Proceedings

Neither the Company nor its officers or directors are parties to any pending legal proceedings involving a matter the outcome of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

The Company's IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants were quoted on Nasdaq Small Cap Market from March 23, 1995 until August 15, 1997 and are now quoted on the OTC Bulletin Board (under the symbols SPGNU, SPGNA, SPGNW and SPGNZ). The Company's securities were delisted from the Nasdaq Small Cap Market because the Company failed to meet total asset and minimum share price requirements for continued listing. The high and low bid prices for the IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants as reported by Nasdaq are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions. Prior to March 23, 1995, the Company was privately held and its securities were not publicly traded. The Company's securities were first listed on the Pacific Stock Exchange (Tier II) on November 22, 1995 (under the symbols SPN U TT, SPN TT, SPN WS A TT and SPN WS B TT) and were delisted on July 8, 1998.

	IPO Units		Class A Common Stock		Class A Warrants		Class B Warrants
	Low	High	Low	High	Low	High	Low	High
1997
First Quarter	$1.88	$3.88	$ .88	$1.13	$ .75	$ .94	$ .56	$ .75
Second Quarter	1.06	1.75	.63	1.38	.44	.69	.16	.50
Third Quarter	1.00	1.81	.38	1.44	.38	.75	.13	.16
Fourth Quarter	1.38	2.00	1.06	2.00	.13	.44	.06	.13
1998
First Quarter	$1.38	$2.19	$1.13	$1.94	$0.19	$0.25	$0.06	$0.13
Second Quarter	0.94	2.19	0.88	2.00	0.19	0.19	0.06	0.06
Third Quarter	0.31	1.06	0.38	0.88	0.06	0.12	0.06	0.06
Fourth Quarter	0.38	0.63	0.25	0.62	0.02	0.06	0.02	0.06

As of April 30, 1999, the last sale price as reported on the OTC Bulletin Board for the Class A Common Stock was $0.75; the closest last sale price for IPO Units was as of March 15, 1999 and was $0.75, and the closest last sale price for the Class A Warrants were as of March 24, 1999 and was $0.02. Prices for Class B Warrants were unavailable.

Prior to March 23, 1995, the Class A Common Stock, Class A Warrants, Class B Warrants and IPO Units were not publicly traded. There is no public market for Class B or Class E Common Stock and Class E common is not transferrable.

(b) Holders. As of March 31, 1999, there were 36 record holders of Class A Common Stock, 49 record holders of Class B Common Stock and 17 record holders of Class E Common Stock. The majority of the outstanding shares of Class A Common Stock are held of record by nominee holders on behalf of a number of ultimate beneficial owners which the Company has been informed exceeds 500.

(c) Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

On November 3, 1997, the Company completed a private placement of 54 bridge units consisting of promissory notes and Class C warrants issued by the Company. No underwriter was used in the bridge unit offering, however, Dakin Securities Corporation acted as placement agent, and was paid $43,200 of which $35,000 was a commission and $8,200 was credited as a retainer for future services. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% (the "Bridge Notes") and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share (which was increased in 1998 to 10,000 shares per unit due to the failure of te Company to register the Class C Warrants with the Securities and Exchange Commission in a timely manner). The Bridge Notes became due six months from issuance and were repaid in 1998. The Class C Warrant holders have certain rights to require the Company to register their Warrants and underlying shares of Class A Common Stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended. The Warrants may be redeemed for $.05 by the Company if the Target Price for the Company's Class A Common Stock exceeds $4.00 per share for 30 consecutive business days. The number and price of Class A Common Shares subject to the Class C Warrants are subject to adjustment if the underlying shares are recapitalized, otherwise adjusted or if there are subsequent issuances of securities by the Company. The Warrants expire on December 31, 2002. The Company sold $540,000 of Bridge Notes from which it received $505,000 in net proceeds. The offering was made pursuant to SEC Regulation D and was limited to accredited investors as defined by Regulation D. Debt issuance costs related to these notes of $35,000, plus the fair value of the Class C warrants issued of $110,700 were netted against the liability and were amortized as additional interest expense over the term of the notes.

On September 1, 1998, the Company sold 175,439 shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed to Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under section 4(2) and Regulation S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

The Company's Series A Preferred Stock provides for both a 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event effecting the Class A Common Stock.

Anchor may require the Company to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by the Company. The Company is currently in compliance with all such covenants and does not anticipate any future material breach.

On December 15, 1998, the Company issued to Charles Janac 781,457 shares of Class A Common stock and Warrants to purchase 234,667 shares of Class A Common Stock at $0.46875 per share (expiring August 19, 2003) in exchange for the conversion of $366,308 of notes and accrued interest held by Mr. Janac. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) and Regulation D under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Eliezer Sternheim 520,833 shares of Class A Common stock and Warrants to purchase 52,083 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $250,000 cash. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Armin Ramel, a director of the Company, 59,946 shares of Class A Common stock and Warrants to purchase 5,995 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $28,774 of notes and accrued interest held by Mr. Ramel. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Henry Edmunds, a director of the Company, 127,471 shares of Class A Common stock and Warrants to purchase 12,747 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $50,000 cash and the conversion of $11,186 of notes and accrued interest held by Mr. Edmunds. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Marcel Raedts 104,167 shares of Class A Common stock and Warrants to purchase 10,417 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $50,000 in amounts owed to Mr. Raedts for services rendered. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11) and 4(2) and under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Michael Schneider, principal and director of Romic Technologies Corp., 275,614 shares of Class A Common stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Robert Leach, a former director of the Company, 32,475 shares of Class A Common stock and Warrants to purchase 3,248 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $15,588 of notes and accrued interest held by Mr. Leach. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following table sets forth selected financial information with respect to the Company for each of the years in the five year period ended December 31, 1998 which have been derived from the audited financial statements of the Company. The reports of Grant Thornton LLP, independent certified public accountants, for the years ended December 31, 1998 and 1997, are included elsewhere herein and include an explanatory paragraph regarding the Company's ability to continue as a going concern. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto, included elsewhere herein.

Selected Financial Data

	Year Ended December 31
	1998	1997	1996	1995	1994
Statements of Operations
Revenues	$1,987,086	$1,619,623	$1,002,562	$1,046,256	$1,787,418
Net Loss	$(1,206,340)	$(1,648,514)	$(3,579,049)	$(2,912,857)	$(862,289)
Net Loss Per Share	$(0.42)	$(0.58)	$(1.25)	$(1.25)	$(1.17)

Weighted Average number of shares outstanding	2,935,679	2,856,431	2,856,431	2,332,283	735,528

Balance Sheets
(December 31)	1998	1997	1996	1995	1994
Total Assets	$1,320,829	$1,393,036	$1,407,425	$5,086,806	$1,544,152
Total Liabilities	$1,537,205	$1,898,743	$375,318	$490,012	$3,196,117
Shareholders' Equity (Deficit)	$(216,376)	$(505,707)	$1,032,107	$4,596,694	$(1,651,965)

The following table is included as an aid to understanding the Company's operating results. The table sets forth the percentages which each item bears to revenues and the percentage change in dollar amounts from year to year.

	Percentage Relationship to Revenues		Year to Year Percentage Increase (Decrease)
	Percent of Revenues	Percent of Revenues	Year Ended	Year Ended
Account Name	1998	1997	1998	1997
Revenues	100%	100%	23%	(4)%
Cost and Expenses
Cost of goods sold	46%	55%	3%	6%
Selling, general and administrative	61%	93%	(19)%	(36)%
Research and development	38%	53%	(12)%	(42)%
Total costs and expenses	145%	201%	(11)%	(30)%
Loss from operations	(45)%	(101)%	(45)%	(55)%
Interest income and other, net	(15)%	(1)%	2939%	(34)%

Net loss	(61)%	(102)%	(27)%	(56)%

Results of Operations

| Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

There were several significant events in 1998:

Annual Revenues grew 23% from 1997 and net losses were reduced by 27%.

The Company consummated two commercial agreements with dairy companies showed meaningful contributions to revenue from dairy activities.

In 1998, net sales increased by $367,000 or 23% from $1,620,000 in 1997 to $1,987,000 in 1998. The increase in sales is due to a small increase of sales of its core products, Radial Flow Chromatography (RFC) equipment and contribution from licensing revenues received from Anchor products of New Zealand and from Carbery Milk Products of Ireland for the Sepralac Process.

Gross Margin increased by $345,000 or 47% from $727,000 in 1997 to $1,072,000 in 1998. As a percentage of sales, gross margin increased by 9% from 45% in 1997 to 54% in 1998. The increase in gross margin is primarily due to the 1998 revenue from license fees that do not have cost of goods associated with them.

Selling, general and administrative decreased by $285,000 from $1,504,000 in 1997 to $1,219,000 in 1998. The decrease was primarily due to the Company's choosing to sell its biotech products through external channels as opposed to making direct sales.

While the company is still aggressively supporting its existing mix of products and processes through research and development efforts, overall research and development expenses decreased by $105,000 from $861,000 in 1997 to $756,000 in 1998. The decrease was due to the completion of several projects and the resultant lowering of expenditures associated with those projects.

Net interest expense increased by $293,000 due to amortization of $70,000 of issuance cost, amortization of the fair value of warrants issued of $92,000 and $131,000 interest expense related to the Bridge Notes and notes payable.

Net loss decreased by $442,000 from $1,649,000 in 1997 to $1,206,000 in 1998. The decrease in net loss was primarily due to the revenue from license fee that does not have cost of goods associated with it and the reduction of expenses in all departments partially off-set by higher interest expense in 1998.

For the years ended December 31, 1998 and 1997, sales of the Company's products to foreign markets accounted for approximately 57% and 55%, respectively, of the Company's sales. Foreign sales expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of its products. In addition, the Company may experience difficulties in providing prompt and cost-effective service of its products in foreign countries. The Company does not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon the Company's business, operations and financial condition. The Company attempts to mitigate risks applicable to foreign sales by effecting foreign sales through established independent distributors with greater experience and resources for dealing with foreign customers and foreign trade issues, and by denominating all sales contracts in U.S. dollars, thereby minimizing risks from foreign currency exchange fluctuations.

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

Liquidity and Capital Resources

The Company used cash in operations $798,000 and $887,000 during the years ended December 31, 1998 and 1997, respectively. Cash used in operations in 1998 was the result of the net loss incurred for the year of $1,206,000, offset by net non-cash expenses of $327,000, and the net change in operating assets and liabilities resulting in source of cash of $81,000. Cash used in operations in 1997 was the result of the net loss incurred for the year of $1,649,000, offset by non cash expenses of $105,000 and the change in operating assets and liabilities resulting in a source of cash of $656,000.

Investing activities used cash of $15,000 in 1997.

Financing activities provided cash $795,000 and $730,000 during the years ended December 31, 1998 and 1997, respectively. The cash provided in 1998 resulted from the $300,000 issuance of Common and $500,000 issuance of preferred stock, $705,000 in debt financing, offset by reductions in debt of $710,000. The cash provided in 1997 resulted from the issuance of $225,000 in notes payable and the issuance of the convertible bridge debt of $505,000.

At December 31, 1998 the Company had cash and cash equivalents of $41,100 as compared to $44,400 at December 31, 1997. At December 31, 1998, the Company had working capital deficit of $491,000 as compared to working capital deficit of $515,700 at December 31, 1997. The reduction of the working capital deficit by $24,700 from December 31, 1997 to December 31, 1998 is primarily due to cash infusion from the proceeds of preferred and common stock and non cash charges partially offset by the payment of the bridge notes and the net loss.

This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund the level of manufacturing and marketing required to meet any growth in demand for its products from the dairy, food and beverage, pharmaceutical and biotechnology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy and environmental industries and to attract the interest of strategic partners in one or more of these markets.

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

On August 19, 1998, the Company completed a debt refinancing transaction whereby the Company borrowed $550,000 from Mr. K. Charles Janac pursuant to a convertible Secured Promissory Note issued by the Company (the "Note") in the principal amount of $550,000 and bearing interest at the rate of 9.75% per annum. The Note was convertible into shares of Class A Common Stock at the option of Mr. Janac on December 15, 1998 by converting the principal balance and any unpaid interest due under the Note into Class A Common Stock at the rate of $0.46875 per share. In addition, as further consideration for the loan of funds of the Company, the Company issued to Mr. Janac a warrant, exercisable at any time on or before August 18, 2003, to purchase up to 234,667 shares of Class A Common Stock at $0.46875 per share (the "Warrants"). As security for the Note, the Company entered in to a security Agreement granting Mr. Janac a first priority security interest in the property, tangible and intangible of the Company, as well as a Patent and Trademark Mortgage granting Mr. Janac a security interest in all the patents and trademarks of the Company. The Company used the funds loaned by Mr. Janac to retire $532,242 of existing debt and accrued interest incurred by the Company in connection with a certain bridge financing originally undertaken by the Company in October of 1997, to pay legal fees and costs of the transaction, and approximately $7,000 was utilized for working capital.

On December 8, 1998, the Company paid $200,000 to Mr. Janac as a partial payment of the Note. Mr. Janac also agreed to convert the remaining balance of $375,099 of the Note in principal and accrued interest into Class A Common Stock at $0.46875 per share. In consideration of the conversion the Company issued 781,457 of Common A Shares to Mr. Janac. At the same time Mr. Janac's security interest in the Company's assets was terminated. In addition, the Company converted an additional $10,000 of Bridge Note principal and $1,186 accrued interest into 23,304 shares of Class A Common Stock.

The Company's financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that it will be able to fund the Company's operations through July 31, 1999. Accordingly, the Company will have to obtain additional financing to support its operations. The Company is currently pursuing several avenues to raise capital including increasing revenues and reducing costs, entering into additional strategic partnerships and seeking to secure either debt or equity financing.

Following this strategy, in August 1998, Sepragen announced the signing of a license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac Process in Australia and New Zealand and non-exclusive world wide marketing rights to products produced by the Sepralac process. In return, Sepragen has received $700,000 out of a total of about $1 million from Anchor Products, comprised of license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible in to Class A Common Stock (on share for share basis) at any time within the next two years and extendible for a further one year at Sepragen's option.

On October 15, 1998 The Company announced a licensing agreement for the Sepralac process with Carbery Milk products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have a manufacturing and marketing rights to certain products produced from the Sepralac Process. In return the Company will receive a license fee of $350,000, $200,000 was received in 1998 with the balance over three years at $50,000 per year.

On September 1, 1998, the Company sold 175,439 shares of Series A Preferred Stock.

All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed to Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under section 4(2) and Regulation S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

The Company's Series A Preferred Stock provides for both a 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event effecting the Class A Common Stock.

Anchor may require the Company to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by the Company. The Company is currently in compliance with all such covenants and does not anticipate any future material breach.

In December 1998 Sepragen Corporation converted $604,151 of its debt and accrued expenses in to Class A Common stock. It also sold 625,000 shares of Class A Common Stock in a private transactions, exempt from securities registration under the Securities Act of 1933, as amended, and raised $300,000 of proceeds. In all, a total of $904,151 was either invested or converted in to stock. In consideration of the above, 1,901,962 shares of Class A Common Stock and 346,718 Warrants to purchase Common Stock were issued. See Item 5 above

The IPO Units, Class A Common Stock and Class A and Class B warrants were delisted from the Nasdaq SmallCap Market on August 15, 1997 and Pacific Stock Exchange ("PSE") on July 8, 1998. The Company did not meet the requirements for continued listing of securities on Nasdaq SmallCap Market and Pacific Stock Exchange. Since August 16, 1997, the IPO Units, Class A Common Stock and Warrants have been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of the Company's securities. It is also likely the Company's securities will also be less liquid with a resulting negative effect on the value of such securities and the ability of the company to raise additional capital.

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

Charge to Income in the Event of Conversion of Class E Common Stock

The shares of Class E Common Stock and all shares issuable upon the exercise of options to purchase Class E Common Stock will be automatically converted into Class B Common Stock if and only if: (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the conversion of the Class E Common Stock (as derived from the Company's financial statements audited by the Company's independent accountants) meets certain thresholds of $5.6 million for the fiscal year ending December 31, 1998 and increasing to $8.1 million for the fiscal year ending December 31, 1999; or (b) the Bid Price of the Company's Class A Common Stock for 30 consecutive trading days shall average in excess of certain prices (ranging from $16.50 to $20.00 per share) during specified periods following March 23, 1995. There can be no assurance that such earnings and market price levels will be attained or that any or all of the Class E Shares will be converted into Class B Common Stock.

In the event any shares of Class E Common Stock are converted to Class B Common Stock and such shares are held by officers, directors or employees of, or consultants to, the Company, compensation expense will be recorded for financial reporting purposes as required by generally accepted accounting principles ("GAAP"). Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum prices required for the conversion of the Class E Common Stock, such conversion will be deemed additional compensation expense of the Company. Accordingly, the Company may, in the event of the conversion of Class E Common Stock, recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices are attained, a substantial earnings charge equal to the fair market value of the Class E Common Stock converted, which charge will have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The conversion of Class E Common Stock would have a dilutive effect on earnings (loss) per share as a result of the increase in the number of outstanding shares. Although the amount of compensation expense recognized by the Company will not affect the Company's total shareholders' equity or its working capital, it will increase the accumulated deficit and may have a depressive effect on the market price of the Company's securities. See Note 12 of the Notes to Financial Statements.

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

One-half of the then outstanding shares of Class E Common Stock and one-half of shares issuable upon the exercise of options to purchase Class E Common Stock will be automatically converted into Class B Common Stock if and only if:

(a) The Company's net income before provision for income taxes and exclusive of any extraordinary earnings or charges which would result from the conversion of the Class E Shares (as derived from the Company's financial statements audited by the Company's independent accountants) ("Minimum Pretax Income") amounts to at least $8.1 million for the fiscal year ending December 31, 1999, provided that if additional shares are issued, earnings must increase in accordance with the formula set forth below; or

(b) The "Bid Price" (as defined herein) of the Company's Class A Common Stock for any 30 consecutive trading days shall average in excess of $16.50 during the period commencing with the October 23, 1996 and ending March 23, 1998 (subject to adjustment in the event of any reverse stock splits or similar events).

For this purpose, the Bid Price is the closing bid price of the Class A Common Stock in the over-the-counter market, as reported by Nasdaq, or the closing sale price if listed on the Nasdaq National Market System or a national stock exchange.

All shares of Class E Common Stock will be converted into Class B Common Stock if:

(a) The Minimum Pretax Income amounts to at least $9.7 million for the fiscal year ending December 31, 1999, provided that if additional shares are issued, earnings must increase in accordance with the formula set forth below; or

(b) The Bid Price of the Company's Class A Common Stock for any 30 consecutive business days shall average in excess of $20.00 during the period commencing with October 23, 1996 and ending March 23, 1998.

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

Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past July 31, 1999. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to Company on reasonable terms or at all. The Company has not meet the net asset and capital and surplus levels required for continued listing of its securities on the Nasdaq SmallCap Market and the Pacific Exchange Tier II and has been delisted from Nasdaq and the PSE. See Item 6 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

Competition. In both its biopharmaceutical industry market and in the market for its process systems for food, beverage, dairy and environmental industries, the Company faces intense competition from better capitalized competitors. See Item 1 "Business-Competition."

Dependence on Joint Ventures and Strategic Partnerships. The Company's entry into the food, dairy and beverage market for its process systems will be substantially dependent upon its ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. As of the date of this report, no such alliances have been finalized and there can be no assurance that the terms of any such alliance will produce profits for the Company. See Item 1 "Business-Necessity of Alliances and Partnerships."

Dates following December 31, 1999 and beyond (the "Year 2000 Problem").

Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial systems, both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believe the cost of addressing the Year 2000 Problem will not have a material adverse affect on the result of operations or financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

Item 7. Financial Statements

(a) Financial Statements. The financial statements of the Company as of December 31, 1998 and for the two years then ended have been audited by Grant Thornton LLP, independent accountants, as indicated in their report thereon. The financial statements included in this section are as follows:

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders

Sepragen Corporation:

We have audited the accompanying balance sheet of Sepragen Corporation (the "Company") as of December 31, 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sepragen Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has recurring losses, deficit in equity and working capital and has used cash in operating activities, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

San Jose, California

March 18, 1999

SEPRAGEN CORPORATION

BALANCE SHEET

December 31, 1998

ASSETS
Current assets:
Cash	$ 41,136
Accounts receivable, less allowance for doubtful accounts of $20,000	527,845
Inventories	445,392
Prepaid expenses and other	32,011
Total current assets	1,046,384
Furniture and equipment, net	179,258
Intangible assets, net	95,187
$ 1,320,829
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 965,678
Customer deposit	40,797
Notes payable, including $135,000 from shareholders	235,000
Accrued payroll and benefits	156,063
Accrued liabilities	96,623
Interest payable	43,044
Total current liabilities	1,537,205
Preferred stock, no par value--5,000,000 shares authorized; and 175,439 series A convertible, preferred issued and outstanding	500,000
Commitments (Note 9):
Class E common stock, no par value--1,600,000 shares authorized; 1,209,894 shares issued and outstanding; redeemable at $.01 per share (Note 10)	--
Shareholders' deficit:
Class A common stock, no par value--20,000,000 shares authorized; 4,057,216 shares issued and outstanding	9,752,226
Class B common stock, no par value--2,600,000 shares authorized; 701,177 shares issued and outstanding	4,065,618
Additional paid in capital	202,220
Accumulated deficit	(14,736,440)
Total shareholders' deficit	(716,376)
$ 1,320,829

The accompanying notes are an integral part of this financial statement.

SEPRAGEN CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	1998	1997
Revenues:
Net sales	$ 1,987,086	$ 1,619,623
Costs and expenses:
Cost of goods sold	915,219	892,225
Selling, general, and administrative	1,218,808	1,504,481
Research and development	756,122	861,455
Total costs and expenses	2,890,149	3,258,161
Loss from operations	(903,063)	(1,638,538)
Interest expense	(303,277)	(93,703)
Interest income and other, net	--	83,727
Net loss	$(1,206,340)	$(1,648,514)
Loss per common share, basic and diluted	$ (0.42)	$ (0.58)
Weighted average common shares outstanding (Note 1)	2,935,679	2,856,431

The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 1998 and 1997

	Common Stock						Additional
	Class A Common Stock		Class B Common Stock		Class E Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 1997	2,149,155	$8,812,701	707,276	$4,100,992	1,209,894	$ --	$ --	$(11,881,586)	$1,032,107
Conversion of Class B Common Stock into Class A Common Stock	6,099	35,374	(6,099)	(35,374)					--
Issuance of Warrants in Connection with Bridge Financing							110,700		110,700
Net Loss								(1,648,514)	(1,648,514)
Balance at December 31, 1997	2,155,254	$8,848,075	701,177	$4,065,618	1,209,894	$ -	$110,700	$(13,530,100)	$(505,707)
Issuance of Warrants in Connection with Bridge Financing							91,520		91,520
Conversion of Bridge Debt into Class A Common Stock at $.48 per share	804,760	377,494							377,494
Conversion of Shareholder Debt into Class A Common Stock at $.48 per share	368,035	176,657							176,657
Conversion of accounts payable into Class A Common Stock at $.48 per share	104,167	50,000							50,000
Issuance of Class A Common Stock at $.48 per share	625,000	300,000							300,000
Net loss								(1,206,340)	(1,206,340)
Balance at December 31, 1998	4,057,216	$9,752,226	701,177	$4,065,618	1,209,894	$ --	$202,220	$(14,736,440)	$(716,376)

The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

STATEMENTS OF CASH FLOWS

for the years ended December 31, 1998 and 1997

	1998	1997
Cash flows from operating activities:
Net loss	$ (1,206,340)	$(1,648,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289,151	104,845
Interest expense	37,942	--
Changes in assets and liabilities:
Accounts receivable, net	43,023	(387,063)
Inventories	(126,532)	156,032
Prepaid expenses and other	30,473	(49,851)
Accounts payable	379,424	439,568
Customer deposit	(269,684)	310,481
Accrued liabilities	3,903	25,055
Accrued payroll and benefits	10,924	34,172
Interest payable	9,404	24,849
Net cash used in operating activities	(798,312)	(887,431)
Cash flows from investing activities:
Intangible assets	--	(15,178)
Net cash (used in) investing activities	--	(15,178)
Cash flows from financing activities:
Proceeds from notes payable from shareholders	155,000	125,000
Proceeds from notes payable from third party	--	100,000
Net proceeds from bridge notes payable	550,000	505,000
Issuance of common stock	300,000	--
Issuance of preferred stock	500,000	--
Decrease in bridge loan	(710,000)	--
Net cash provided by financing activities	795,000	730,000
Net (decrease) in cash	(3,312)	(172,609)
Cash at beginning of period	44,448	217,057
Cash at end of period	$ 41,136	$ 44,448
Cash paid during the year for interest	$ --	$ --
Summary of non-cash investing and financing activities: Year ended December 31, 1998
Conversion of Bridge Debt into Common Stock including accrued interest of $26,285	$ 377,494	--
Conversion of Shareholder Debt into Common Stock including
accrued interest of $11,657	$ 176,657	--
Conversion of Accounts Payable into Common Stock	$ 50,000	--
	$ 604,151	--

The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Operations and Summary of Significant Accounting Policies:

Operations:

Sepragen Corporation (the "Company") develops, manufactures and markets proprietary liquid chromatography columns and computer-controlled liquid chromatography process systems. These products are used by the biopharmaceutical industry for the separation and purification of a broad range of molecules.

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

Approximately 57% and 55% of net sales for the years ended December 31, 1998 and 1997, respectively, were to customers outside the United States.

For the year ended December 31, 1998, two customers individually accounted for 16% and 11% of sales. For the year ended December 31, 1997, the Company had one customer who individually accounted for 21% of sales.

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

Costs of assets disposed of and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposition, and any resulting gain or loss is included in operations.

Intangible Assets: Intangible assets, consisting of internal and purchased patent application costs, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the patents of approximately seven years.

1. Operations and Summary of Significant Accounting Policies: (Continued)

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

2. Going Concern:

The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few years. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses, deficit in equity and working capital and has used cash in operating activities, all of which raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flows to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Inventories:

Inventories consist of the following at December 31, 1998:

Raw materials	$ 88,358
Finished goods	357,034
$ 445,392

4. Furniture and Equipment:

Furniture and equipment consist of the following at December 31, 1998:

Office equipment	$ 79,675
Machinery	77,130
Furniture and fixtures	5,813
Lab equipment	114,033
Leasehold improvements	283,691
Less accumulated depreciation and amortization	(381,084)
$ 179,258

5. Notes Payable:

Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000 of which $300,000 are from shareholders of the Company, payable with interest at 9.5% per annum due on March 1, 1999 and $100,000 from an unrelated party payable within interest at 9.5% per annum due on December 31, 1998. In December, 1998, the company converted $165,000 of shareholder debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock. The remaining balance of the loans remain outstanding. These notes payable are now past due and subject to collection and additional cost. Terms for repayment and extension are being negotiated.

6. Bridge Notes Payable:

On August 19, 1998, the Company completed a debt refinancing transaction whereby the Company borrowed $550,000 from Mr. K. Charles Janac pursuant to a convertible Secured Promissory Note issued by the Company (the "Note") in the principal amount of $550,000 and bearing interest at the rate of 9.75% per annum. The Note was convertible into shares of Class A Common Stock at the option of Mr. Janac on December 15, 1998 by converting the principal balance and any unpaid interest due under the Note into Class A Common Stock at the rate of $0.46875 per share. In addition, as further consideration for the loan of funds of the Company, the Company issued to Mr. Janac a warrant, exercisable at any time on or before August 18, 2003, to purchase up to 234,667 shares of Class A Common Stock at $0.46875 per share (the "Warrants"). The Company calculated the fair value of the Warrants at $96,000 and is amortizing this as interest expense over the life of the loan. As security for the Note, the Company entered in to a security Agreement granting Mr. Janac a first priority security interest in the property, tangible and intangible of the Company, as well as a Patent and Trademark Mortgage granting Mr. Janac a security interest in all the patents and trademarks of the Company. The Company used the funds loaned by Mr. Janac to retire $532,242 of existing debt and accrued interest incurred by the Company in connection with a certain bridge financing originally undertaken by the Company in October of 1997, to pay legal fees and costs of the transaction, and approximately $7,000 was utilized for working capital.

On December 8, 1998, the Company paid $200,000 to Mr. Janac as a partial payment of the Note. Mr. Janac also agreed to convert the remaining balance of $366,308 of the Note in principal and accrued interest into Class A Common Stock at $0.46875 per share. In consideration of the conversion the Company issued 781,457 of Common A Shares to Mr. Janac. At the same time the UCC filing granting Mr Janac security interest in the Company's assets was removed. In addition, the Company converted an additional $10,000 of Bridge Debt principal and $1,186 in accrued interest into 23,304 shares of Class A Common Stock.

7. Convertible Preferred Stock

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

The Company's Series A Preferred Stock provides for both a 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event effecting the Class A Common Stock.

Anchor may require the Company to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by the Company. The Company is currently in compliance with all such covenants and does not anticipate any future material breach.

8. Class A Common Stock:

The Company issued 625,000 of its Class A Common Stock at $.48 per share, to two individual investors in December, 1998. Net proceeds were $300,000. In addition to the warrants issued to Mr. Janac in connection with the debt financing described in Note 6, the Company has issued an additional warrants to purchase 112,951 shares of Class A Common Stock to other shareholders and creditors who converted outstanding debt into common stock in December, 1998. The warrants were issued on substantially the same terms as those issued to Mr. Janac.

9. Stock Options:

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

Options granted to employees may either be incentive stock options (as defined in the Internal Revenue Code of 1986, as amended) or nonqualified stock options. The purchase price of Class A common stock subject to an option shall be determined by the Board of Directors at the time of grant, provided that the purchase price of incentive stock options is not less than the fair market value of the Company's Class A common stock on the date of grant. Subject to the foregoing, the terms of each option and the increments in which it is exercisable are determined by the Board of Directors, provided that no option may be exercised before one year or after ten years from the date of grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares for which incentive stock options become exercisable for the first time by an optionee during any calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a nonqualified stock option. In addition, if an optionee owns more than 10% of the total voting power of all classes of the Company's stock at the time the individual is granted an incentive stock option, the purchase price per share cannot be less than 110% of the fair market value on the date of grant and the term of the incentive stock option cannot exceed five years from the date of grant.

The following table summarizes the Company's stock option activity for the years ended December 31:

	1998		1997
		Weighted- Average Exercise		Weighted- Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	804,505	$2.58	712,114	$4.19
Granted	455,000	0.40	361,750	1.21
Forfeited	(66,876)	2.64	(269,359)	4.49
Outstanding at end of year	1,192,629	$1.37	804,505	$2.58
Options exercisable at year-end	459,629		466,311

9. Stock Options: (Continued)

The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 1998	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at December 31, 1998	Weighted- Average Exercise Price
Range of Exercise Prices
$0.38 to $0.55	707,961	2.28	$0.40	174,961	$.45
$0.88 to $1.50	245,400	3.51	0.94	45,400	1.22
$2.38 to $5.00	239,268	5.05	4.65	239,268	4.65
Total	1,192,629	3.09	$1.37	459,629	$2.71

At December 31, 1997, the Company has a right to repurchase 1,494 shares of Class B common stock and 2,298 shares of Class E common stock, held by the president of the Company, upon the exercise of stock options granted to certain employees of the Company, at a repurchase price of $.033 per share.

In October, 1998, the Company reduced the exercise price of Stock options from $0.88 ~ $7.62 per share to the fair market value of $0.38 per share for specific individuals.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its Stock Option Plans. Compensation expense is recorded when the exercise price of options is less than the fair value of the common stock at the measurement date, or when options previously issued are modified.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss and net loss per share in 1998 and 1997 would have been:

	1998	1997
Net loss as reported	$(1,206,340)	$(1,648,514)
Pro forma	$(1,380,375)	$(1,932,927)
Net loss per share, as reported	$(0.42)	$(0.58)
Pro forma	$(0.48)	$(0.68)

9. Stock Options: (Continued)

The weighted average fair value of options granted during 1998 and 1997 was $0.35 and $0.82, respectively. The fair value of each option granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	4.12% to 6.8%
Expected life	2 to 6 years
Volatility	113% - 121%
Dividend yield	-

10. Income Taxes:

Deferred tax assets are comprised of the following at December 31, 1998:

Net operating loss carryforwards	$5,143,000
Intangibles	190,000
Research and development credit carryforwards	312,300
Compensation related to stock options	125,100
Other differences between financial reporting and tax basis of assets and liabilities	75,000
5,845,400
Valuation allowance	(5,845,400)
Net deferred tax assets	$ -

Due to the uncertainty of the realization of the net deferred tax assets, the balance has been fully reserved. The valuation allowance increased by $485,200 for the year ended December 31, 1998.

10. Income Taxes: (Continued)

The difference between the income tax benefit at the Federal statutory rate and the Company's effective tax rate is as follows:

For the years ended December 31:

	1998	1997
Statutory federal income tax rate	34%	34%
State income taxes	6	6
Change in valuation allowance	(40)%	(40)%
	--	-

At December 31, 1998, the Company had net operating loss carryforwards available to reduce its future taxable income of approximately $14,015,000, for federal income tax purposes, and $6,364,000 for California state franchise purposes. These net operating losses expire at various times through 2013.

For federal and state tax purposes, the Company's net operating loss and tax credit carryforwards could be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state laws.

11. Commitments:

The Company currently rents its office and production facility under an annual operating lease which expires September 30, 2000. Rental expense for the years ended December 31, 1998 and 1997 was $86,599 and $83,893, respectively.

The minimum rental commitment remaining on the leased property is as follows:

Year Ending December 31:
1999	96,071
2000	75,098
$171,169

On August 30, 1994, the Company entered into an employment agreement with Vinit Saxena, its President. The agreement is for a six year term (expiring September 2000). Mr. Saxena is to receive a salary of $125,000 per annum, plus a bonuses of up to $25,000 per annum. In addition, the agreement includes certain other insurance and severance benefits.

12. Restricted Shares:

The Company has 1,209,894 restricted shares of Class E common stock issued and outstanding at December 31, 1998. These shares will convert to Class B common stock upon the Company's attainment of certain predetermined earnings or market price targets. In the event the Company attains any of the predetermined earnings or market price targets, the fair market value of these shares at the time they are converted to Class B common stock will be deemed additional compensation expense to the Company to the extent such shares are held by officers, directors, consultants or other employees of the Company. The Company will, in such event, recognize a substantial non-cash charge to earnings which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. If these predetermined earnings and market price targets are not met by December 31, 1999, the shares will be redeemed by the Company at $.01 per share.

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

(iii) The decision to change the Company's independent accountants was approved by the Board of Directors of the Company.

(iv) There have been and are no current disagreements with Coopers & Lybrand LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

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

Name, Offices and Position with the Company or Principal Occupation and Directorships	Age	First Became a Director
Vinit Saxena

President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director of the Company since 1985. He is the inventor of the Company's original radial flow chromatography technology. His background includes several years as a biochemical engineer, product marketing manager, and most recently as a product marketing manager for industrial chromatography with Bio-Rad Laboratories (from 1980-1984) and a manager of production and bioengineering for Bio-Response (now Baxter Healthcare) (from 1984-1985). Mr. Saxena has an M.S. in Chemical Engineering from Syracuse University and an M.B.A. from the University of California at Berkeley. Mr. Saxena also serves as a director of Scan Incorporated of Mountain View, California, a privately-held artificial intelligence medical imaging company.

	43	1985
Armin Ramel*

Director of the Company in September 1986 and was elected as Secretary of the Company on 1995. He has been employed since July 1993 as Vice President of Product Development of Scios Nova Inc., a publicly-held biotechnical company. From November 1982 to June 1993, Dr. Ramel was employed by Genentech, his last position there being Senior Director of the Process Science Division from April 1991 to June 1993. From 1969 to October 1982, Dr. Ramel was employed in various positions at Hoffmann - La Roche, Inc., his last position there being Director of the Biopolymer Research Department from 1977, to October 1982. Prior to 1969, he was a professor at the University of Basel, Switzerland and State University of New York at Buffalo. Dr. Ramel holds a Ph.D. in physical chemistry from the University of Basel.

	73	1986

Occupation and Directorships

Kris Venkat.

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

	Age 52	Became Director September 1997
Henry N. Edmunds. Dr. Edmunds served as Vice President of corporate development and Chief Financial Officer of SangStat Medical Corporation, a Menlo Park, California based company, since 1992. From 1985 until 1992, Dr. Edmunds was Director of Business development and business manager of Genencor, Inc., a South San Francisco, California biotechnology company. Dr. Edmunds received his Ph.D. in Biotechnology from the University of California, Berkeley and his M.B.A. from the Stanford School of Business.	56	September 1997
John Walker. Mr. Walker successfully managed and sold companies in separations and dairy fields. He founded the Northern California region of TEC (The Executive Committee, an organization dedicated to the empowerment of CEOs). He mentors six new chairpersons of TEC. He also runs his consulting firm John Walker and Associates, which provides, among other things, strategic planning and management assistance to high tech companies. Mr. Walker has a B.A. in Industrial Engineering from Georgia Tech and an M.B.A. from Stanford University.	53	December 1998

* Member of the Compensation Committee and Audit Committee.

Robert Leach resigned as a director of the Company effective December 1, 1998. Quirin Miranda has not been employed by the Company since September 4, 1998.

The Company is currently seeking to employ a Vice President of Manufacturing and a Chief Financial Officer. Although the Company has had discussions regarding such employment with certain individuals, no assurance can be given that the Company will be able to employ any of these or other individuals for these positions.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. Pursuant to the Underwriting Agreement with Blair, the Company is required to appoint a nominee of Blair to the Board of Directors for a period of five years from March 23, 1995. Blair has not yet selected such a designee. The Company has established audit and compensation committees, a majority of whose members must be non-employee directors. Dr. Ramel and Mr. Leach serve on the audit and compensation committees. Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of Mr. Saxena and Dr. Miranda, pursuant to their employment agreements).

Indemnification

Pursuant to the Company's Articles of Incorporation, as amended, Bylaws and certain written agreements dated October 27, 1994, officers and directors of the Company will be indemnified by the Company to the fullest extent allowed under California law for claims brought against them in their capacities as officers or directors. The Company has obtained directors' and officers' liability insurance in September 1998. No assurance can be given that the Company will be able to maintain such insurance at a reasonable price. Indemnification will not be provided if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of the Company, or, with respect to any criminal proceedings, if the officer or director had no reasonable cause to believe his conduct was lawful. Accordingly, indemnification may be sought for liabilities arising under the Securities Act. The Underwriting Agreement for the Company's IPO contains provisions under which the Company and Blair have agreed to indemnify each other (including officers and directors) for certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

Compliance with Section 16(a) of the Exchange Act

The following directors and officer have not filed updated reports pursuant to Section 16(a) of the Exchange Act:

Vinit Saxena	Form 5
Armin Ramel	Form 5
*Quirin Miranda	Form 5
*Robert Leach	Forms 3 and 5
Henry Edmunds	Forms 3 and 5
Kris Venkat	Forms 3 and 5
John Walker	Form 3

*=Resigned during 1998

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

Dr. Miranda has not been employed by the Company since September 4, 1998.

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

Key-Person Life Insurance

The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 on Mr. Saxena naming the Company as beneficiary under such policy. The Company agreed with its Underwriter to maintain such policy in force for at least three years from March 23, 1995.

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

Options Granted under 1994 and 1996 Stock Option Plans

As of December 31, 1998 the Company had outstanding 1,196,629 options to purchase shares of Class A Common Stock to five directors, 11 employees and seven consultants at prices ranging from $0.38 to $5.00 per share under the 1994 and 1996 Stock Option Plans. To accommodate the additional grants of stock options, the Board of Directors is in the process of establishing a new Stock Option Plan which will be subject to shareholder approval and will authorize 650,000 shares of Class A Commons Stock (of which 250,000 will be issuable to directors and officers) to be issued under a new stock option plan.

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

401(k) Profit Sharing Plan

In 1995, the Company adopted a 401(k) profit sharing plan under which employees may defer a portion of their salary. The Plan became effective in 1996 and employee deferrals and employer contributions of $62,000 were made in 1997 and $51,000 in 1998.

Summary Compensation Table

The following table sets forth all compensation paid for the past three fiscal years to the chief executive officer and to executive officers whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 1998.

		Annual Compensation		L-T Compensation
(a)	(b)	(c)	(d)	(g)
Name and Principal Position	Year	Salary (1)(2)	Bonus	Securities underlying Options/SARs(#)
Vinit Saxena, President, Chief Executive Officer and Chief Financial Officer	1998	$123,640	$0	410,000
	1997	$113,925	$0	40,000
	1996	$127,051	$0	33,347

Quirin Miranda Vice President of Corporate Research	1998	$86,836	$0	0
	1997	$84,806	$0	15,000
	1996	$95,042	$0	22,642

(1) Includes all amounts paid or accrued and includes $500 and $500, respectively, matching contributions to the Company's 401K Plan. As of April 1995, Mr. Saxena's base salary increased to $125,000 per year under his new employment agreement. See "Employment Agreements."

(2) Includes health insurance costs for Mr. Saxena and his family in the amounts of $6,238, $6,894, and $7,596 during 1996, 1997 and 1998, respectively.

(3) Includes health insurance costs for Mr. Miranda and his family in the amounts of $8,017, $8,868, and $9,456 during 1996, 1997 and 1998, respectively.

Option/SAR Grants in Last Fiscal Year 1998

	Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Options /SARs Granted	Percent of Total Options SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Vinit Saxena President, Chief Executive Officer, Chief Financial Officer & Chairman of the Board(1)	410,000	90.0%	$.38	10/14/00

Aggregated Option/SAR Exercises in Last Fiscal Year 1998 and

1998 Fiscal Year-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY -End		Value of Unexercised In-the-Money Options/SARs at FY End
	Exercise (#)(1)	($)	Unexercisable	Exercisable	Unexercisable	Exercisable
Name
Vinit Saxena President, Chief Executive Officer, Chief Financial Officer & Chairman of the Board	0	$0	478,214	183,457	$151,700(1)	$0(1)

(1) Based on an assumed market value of $0.75 per share of Class A Common Stock.

In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long term incentive plan compensation to the executive officers named above.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of March 31, 1999 of: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner or Number in Group	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)	Percentage of Voting Power
Vinit Saxena (2) 30689 Huntwood Avenue Hayward, CA 94544	1,545,628	22.9%	31.7%
Michael Schneider (3) 150 Encinal Avenue Atherton, CA 94025	1,409,873	22.8%	35.6%
K. Charles Janac (4) 651 River Oaks Parkway San Jose, CA 95134	1,016,124	16.4%	7.3%
Eliezer Sternheim, Ph.D. (5) 46871 Bayside Parkway Fremont, CA 94538	572,916	9.5%	4.2%
Henry N. Edmunds (6) 11096 Caminito Alvarez San Diego, CA 92126-5710	190,218	3.2%	1.4%
Armin Ramel, Ph.D. (7) 4 Sandstone Portola Valley, CA 94028	152,688	2.5%	1.1%
Kris Venkat (8) 95 Brown Road Ithaca, NY 14850	45,000	0.8%	0.3%
John Walker (9) 980 Covington Road Los Altos, CA 94024	40,000	0.7%	0.3%
All directors and executive officers as a group (5 in number)	1,859,779	26.8%	38.4%

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated below. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended. The Company has three classes of Common Stock outstanding, Class A, Class B and Class E Common Stock.

(2) Amounts and percentages include (i) 296,281 shares of Class B Common Stock and 455,826 shares of Class E Common Stock each of which are convertible into one share of Class A Common Stock (each share of Class B and E Common Stock has five votes per share); (ii) options to purchase 666,671 shares of Class A Common Stock granted under the Company's Stock Option Plans; (iii) options to purchase 39,866 shares of Class A Common Stock, held by Renu Saxena, an employee of the Company and the spouse of Vinit Saxena; and (iv) 14,984 shares owned jointly by Renu Saxena and Rakesh Chabra (Renu Saxena's brother). The Company has a right to repurchase shares from Mr. Saxena upon exercise of certain options. See "Certain Relationships and Related Transactions--Founder's Stock Repurchase Agreement."

(3) Amounts and percentages include (i) 75,432 shares of Class B Common Stock and 116,051 shares of Class E Common Stock; (ii) 262,051 shares of Class B Common Stock and 403,164 shares of Class E Common Stock beneficially owned by Mr. Schneider or by Romic Environmental Technologies Corporation ("Romic"), of which Mr. Schneider is Chairman of the Board and a principal shareholder, (iii) 59,010 shares of Class B Common Stock and 90,910 shares of Class E Common Stock issuable under an option held by Romic, (iv) 50,000 Class A Warrants, and (v) 275,614 shares of Class a Common Stock, and (vi) 77,561 Class A Warrants. See "Certain Relationships and Related Transactions--Relationship with Romic Environmental Technologies Corporation."

(4) Amounts and percentages include 234,667 shares of Class A Common Stock.

(5) Amounts and percentages include 52,083 shares of Class A Common Stock.

(6) Amounts and percentages include (i) options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans; (ii) 10,000 Class C Warrants, (iii) 127,471 shares of Class A Common Stock and (iv) 12,747 Class A Warrants.

(7) Amounts and percentages include (i) options to purchase 25,000 Class A Warrants, (ii) options to purchase 58,750 shares of Class A Common Stock granted under the Company's Stock Option Plans; (iii) 59,946 shares of Class A Common Stock and (iv) 5.995 Class A Warrants.

(8) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans; and 5,000 Class C Warrants.

(9) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans.

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

Relationship with Romic Environmental Technologies Corporation

On March 23, 1995, the Company issued Romic Environmental Technologies Corporation ("Romic") 57,224 shares of Class B Common Stock and 88,039 shares of Class E Common Stock in exchange for cancellation of outstanding indebtedness in the principal amount of $727,000 and accrued interest of $67,909 thereon owed by the Company to Romic. As additional consideration for the cancellation of such indebtedness and accrued interest on such indebtedness, on March 23, 1995, the Company granted Romic an option to purchase 59,090 shares of Class B Common Stock and 90,910 shares of Class E Common Stock at $5.50 per share. The option is exercisable at any time and terminates February 15, 2000.

Pursuant to management and consulting agreements with Romic, the Company and Romic developed certain uses of RFC columns in the environmental remediation field. On April 11, 1995, Romic assigned all rights to such technology, including pending patent applications, to the Company.

Grant of stock options

The following directors and officer were granted stock options:

	Grant Date	Expire Date	Option Shares	Exercise $/share
Robert Leach, Former Director	6/13/96	6/13/01	5,000	$3.13
	12/20/96	12/20/01	3,000	0.88
	9/29/97	9/29/02	40,000	0.88
Dr. Quirin Miranda, Former Vice President	10/10/96	10/10/01	2,842	$2.38
	6/13/96	6/13/01	10,000	3.13
	12/20/96	12/20/01	3,000	0.88
	12/20/96	12/20/01	6,800	0.88
	08/21/97	08/21/02	10,000	0.94
	12/19/97	12/19/02	5,000	1.60
Armin Ramel, Director	06/13/96	06/13/01	12,000	$3.13
	12/20/96	12/20/01	3,000	0.88
	06/19/97	06/19/02	3,750	0.56
	09/29/97	09/29/02	40,000	0.88
Vinit Saxena, CEO, CFO, Director & Chairman	06/13/96	06/13/01	15,000	$3.13
	10/10/96	10/10/01	3,947	2.38
	12/20/96	12/20/01	5,000	0.88
	12/20/96	12/20/01	9,400	0.88
	09/29/97	09/29/02	40,000	0.88
	10/14/98	10/14/02	410,000	0.38
Dr. Henry N. Edmunds, Director	09/29/97	09/29/02	40,000	0.88
Kris Venkat, Director	09/29/97	09/29/02	40,000	0.88
John Walker, Director	12/1/98	12/1/02	40,000	0.50

Bridge Notes

The following officer and directors purchased Bridge Notes and related Class C warrants from the Company pursuant to its November 3, 1997 private placement:

Kris Venkat	$10,000
Dr. Henry N. Edmunds	$10,000
Dr. Quirin Miranda	$25,000

Drs. Venkat and Miranda were repaid in August 1998 and Dr. Edmunds convert his note to Class a Common Stock on December 15, 1998.

Shareholder notes

In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and was due March 1, 1999. In June 1997, the Company borrowed $25,000 from Dr. Armin Ramel, a director and shareholder of the Company, payable with interest at 9.5% per annum and such debt was converted to Class A Common Stock on December 15, 1998. In June 1998, the Company borrowed $125,000 from H. Michael Schneider, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and such debt was converted into Class A Common Stock on December 15, 1998. In August 1998, the Company borrowed $30,000 from Robert Leach, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and $15,000 of such debt was converted into Class A Common Stock on December 15, 1998 with the remaining $15,000 becoming due and payable on March 1, 1999. The unpaid notes are now past due and subject to collection and additional costs. Terms for repayment and extension are being negotiated.

Series A Preferred Stock

On September 1, 1998, the Company sold 175,439 shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed to Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under section 4(2) and Regulation S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

The Company's Series A Preferred Stock provides for both a 75% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event effecting the Class A Common Stock.

Anchor may require the Company to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by the Company. The Company is currently in compliance with all such covenants and does not anticipate any future material breach.

Conversion of Debt

On December 15, 1998, the Company issued to Charles Janac 781,457 shares of Class A Common stock and Warrants to purchase 234,667 shares of Class A Common Stock at $0.46875 per share (expiring August 19, 2003) in exchange for the conversion of $366,308 of notes and accrued interest held by Mr. Janac. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) and Regulation D under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Eliezer Sternheim 520,833 shares of Class A Common stock and Warrants to purchase 52,083 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $250,000 cash. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Armin Ramel, a director of the Company, 59,946 shares of Class A Common stock and Warrants to purchase 5,995 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $28,774 of notes and accrued interest held by Mr. Ramel. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Henry Edmunds, a director of the Company, 127,471 shares of Class A Common stock and Warrants to purchase 12,747 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $50,000 cash and the conversion of $11,186 of notes and accrued interest held by Mr. Edmunds. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Marcel Raedts 104,167 shares of Class A Common stock and Warrants to purchase 10,417 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $50,000 in amounts owed to Mr. Raedts for services rendered. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11) and 4(2) and under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Michael Schneider, principal and director of Romic Technologies Corp., 275,614 shares of Class A Common stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

On December 15, 1998, the Company issued to Robert Leach, a former director of the Company, 32,475 shares of Class A Common stock and Warrants to purchase 3,248 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $15,588 of notes and accrued interest held by Mr. Leach. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

Item 13. Exhibits and Reports on Form 8-K

Each exhibit identified below is filed as part of this report. Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

(a) Exhibits.

The following exhibits are filed as part of this Report:

1.1(1)	Form of Underwriting Agreement
3.1(1)	Restated Articles of Incorporation of the Company, as amended to date
3.2(2)	Restated Bylaws, as amended to date.
4.1(1)	Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, including Forms of Class A Warrant Certificates and Class B Warrant Certificates
4.2(1)	Form of Unit Option Agreement between the Company and the Underwriter
4.3(1)	Form of Specimen Class A Common Stock Certificate
4.4(1)	Form of Specimen Class B Common Stock Certificate
4.5(1)	Form of Specimen Class E Common Stock Certificate
4.6(1)	Bridge Warrant Agreement, including forms of Bridge Warrant Certificate
10.1(2)	Lease dated July 3, 1995 between Hayward Business Park, Inc. and the Company.
10.2(1)+	Employment Agreement between the Company and Vinit Saxena effective September 1, 1994
10.3(1)+	Employment Agreement between the Company and Q. R. Miranda effective September 1, 1994
10.4(1)	Form of Indemnification Agreement between the Company and each director and officer of the Company
10.5(1)	Convertible Promissory Notes and Warrants
10.6(1)+	1994 Stock Option Plan
10.7(3)	Master Purchasing Agreement with Thermax Limited dated April 23, 1996
10.8(4)+	1996 Stock Option Plan
16.1(5)	Letter on Change in Certifying Accountant.
23.1	Consent of Grant Thornton LLP
27	Financial Data Schedule

(1)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
(2)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(4)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(5)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated January 13, 1998.

Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.

(b) Reports on Form 8-K.

No Forms 8-K were filed in the fourth quarter of 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on this 2nd day of July, 1999.

SEPRAGEN CORPORATION

By: /s/ Vinit Saxena

Vinit Saxena

Chief Executive Officer and

President

Pursuant on the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Vinit Saxena July 2, 1999

Vinit Saxena

(Principal Executive Officer and Principal

Financial Officer)

Chief Executive Officer, President,

Chief Financial Officer, Chairman of

the Board, and Director

/s/ Armin Ramel July 2, 1999

Armin Ramel

Director and Secretary

/s/ Kris Venkat July 2, 1999

Kris Venkat

Director

/s/ Henry N. Edmunds July 2, 1999

Henry N. Edmunds

Director

/s/ John Walker July 2, 1999

John Walker

Director

INDEX TO EXHIBITS

Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

No.	Description	Sequential Page No.
1.1(1)	Form of Underwriting Agreement
3.1(1)	Restated Articles of Incorporation of the Company, as amended to date
3.2(2)	Restated Bylaws, as amended to date.
4.1(1)	Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, including Forms of Class A Warrant Certificates and Class B Warrant Certificates
4.2(1)	Form of Unit Option Agreement between the Company and the Underwriter
4.3(1)	Form of Specimen Class A Common Stock Certificate
4.4(1)	Form of Specimen Class B Common Stock Certificate
4.5(1)	Form of Specimen Class E Common Stock Certificate
4.6(1)	Bridge Warrant Agreement, including forms of Bridge Warrant Certificate
10.1(2)	Lease dated July 3, 1995 between Hayward Business Park, Inc. and the Company.
10.2(1)+	Employment Agreement between the Company and Vinit Saxena effective September 1, 1994
10.3(1)+	Employment Agreement between the Company and Q. R. Miranda effective September 1, 1994
10.4(1)	Form of Indemnification Agreement between the Company and each director and officer of the Company
10.5(1)	Convertible Promissory Notes and Warrants
10.6(1)+	1994 Stock Option Plan
10.7(3)	Master Purchasing Agreement with Thermax Limited dated April 23, 1996
10.8(4)+	1996 Stock Option Plan
16.1(5)	Letter on Change in Certifying Accountant.
23.1	Consent of Grant Thornton LLP	57
27	Financial Data Schedule	59

(1)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
(2)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(4)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(5)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated January 13, 1998.