Form 10QSB
period 1999-03-31
SEPRAGEN CORP
filed 1999-07-13
CIK 794154

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                               FORM  10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                    For the quarterly period ended:   March 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                              For the transition period from    to

                              Commission file number:   001-14068


                           SEPRAGEN CORPORATION
    (Exact name of small business issuer as specified in its charter)

     California                                   68-0073366
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

            30689 Huntwood Avenue, Hayward, California  94544
                 (Address of principal executive offices)

(Issuer's telephone number (including area code):  (510) 476-0650)

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

                                                          May 15,1999
                              Class A Common Stock          4,057,216
                              Class B Common Stock            701,177
                              Class E Common Stock          1,209,894

THIS REPORT INCLUDES A TOTAL OF 12 PAGES.  THERE ARE NO EXHIBITS.

PART I  -  FINANCIAL INFORMATION
Item  1.  -  Financial Statements

                           SEPRAGEN CORPORATION
                         CONDENSED BALANCE SHEET

                                  ASSETS


March 31, 1999


Current Assets:
     Cash and cash equivalents

$ 11,361


     Accounts receivable, less allowance for doubtful accounts of $20,000 as of March 31, 1999

494,826


     Inventories
279,047


     Prepaid expenses and other
  32,011


       Total current assets
817,245


     Furniture and equipment, net
154,826


     Intangible assets
    88,942



1,061,013


                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable

556,870


     Customer deposits
13,069


     Notes Payable, including $135,000 from shareholders
559,430


     Accrued payroll and benefits
192,561


     Accrued liabilities
86,167


     Interest payable
     49,045


       Total current liabilities
1,457,142



Preferred stock, no par value - 5,000,000 shares authorized; and 175,439 convertible, preferred issued and outstanding



500,000


Class E common stock, no par value - 1,600,000 shares authorized; 1,209,894 shares issued and outstanding at March 31, 1999 redeemable at $.01 per share


-


Shareholders' deficit:



   Class A common stock, no par value - 20,000,000 shares authorized; 4,057,216 shares issued and outstanding

9,752,226


   Class B common stock, no par value - 2,600,000 shares authorized; 701,177 shares issued and outstanding

4,065,618


   Additional paid in capital
202,220


   Accumulated deficit
(14,916,193)


   Total shareholders' equity (deficit)
(896,129)



1,061,013


The accompanying notes are an integral part of these condensed financial statements.
                           SEPRAGEN CORPORATION

                    CONDENSED STATEMENTS OF OPERATIONS

                                                Three Months
                                               Ended March 31


1999
1998


Revenues:
     Net Sales

$553,661

$632,333


Costs and expenses:
     Cost of goods sold

340,376

383,086


     Selling, general and administrative
230,811
293,946


     Research and development
  156,227
213,094


       Total costs and expenses
727,414
  890,126


       Loss from operations
(173,753)
(257,793)


Interest income, (expense) net
  (6,000)
(89,282)


       Net loss
(179,753)
(347,075)



Net loss per common share,
  basic and diluted


$(.04)


$(.12)


Weighted average shares outstanding
4,758,393
2,856,431


The accompanying notes are an integral part of these condensed financial statements.

                           SEPRAGEN CORPORATION

                    CONDENSED STATEMENTS OF CASH FLOWS



Three Months Ended March 31,



1999
1998


Cash flows from operating activities:
     Net Loss

$(179,753)

$(347,075)


     Adjustments to reconcile net loss to
      net cash used in operating
      activities:
       Depreciation and Amortization



30,677



104,023


       Changes in assets and liabilities:
          Accounts receivable

33,019

31,378


          Inventories
166,345
119,456


          Prepaid expenses and other
--
2


          Accounts payable
(408,808)
215,365


          Accrued liabilities
(10,456)
(16,660)


          Accrued payroll and benefits
36,498
36,988


          Interest payable
6,001
19,283


          Customer deposits
(27,728)
(242,429)


   Net cash used in operating activities
(354,205)
(79,669)


Cash flows from financing activities:
     Proceeds from issuance of notes
        payable to shareholders


--


50,000


     Proceeds from issuance of notes
        payable

324,430

8,000


       Net cash provided by financing
         activities

324,430

58,000


          Net (decrease) in cash
(29,775)
(21,669)


Cash and cash equivalents at the
beginning of the period

41,136

   44,448


Cash and cash equivalents at the end of
the period

$ 11,361

$  22,779


The accompanying notes are an integral part of these condensed financial statements.
                           SEPRAGEN CORPORATION

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTH PERIOD ENDED MARCH 31, 1999

Note 1 - Basis of Presentation

     These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of March 31, 1999, the Company had an accumulated deficit of $14,916,193.

     The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond July 31, 1999. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


Note 2 - Interim Financial Reporting

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


Note 3 - Net Loss Per Share.

     The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earning per Share for all periods presented. The adoption of SFAS No. 128 had no impact on previously reported loss per share for the three months ended March 31, 1998. In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

Note 4 - The "Year 2000 Problem," dates following December 31, 1999 and beyond:

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

Note 5 - Notes Payable

     Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000 of which $300,000 were from shareholders of the Company, payable with interest at 9.5% per annum and $100,000 from an unrelated party payable with interest at 9.5% per annum. In January 1999, $35,000 was paid to the unrelated party with the remaining balance of $65,000 due on March 1, 1999. In December, 1998, the Company converted $165,000 of shareholder debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock. with a balance of $135,000 due to shareholders. On January 22, 1999, the Company converted $484,430 due to a major supplier from accounts payable to notes payable. The Note bears 12% interest per annum and is secured by agreement granting this vendor a first priority interest in the assets of the Company excluding patents and trade marks. The Note is to be paid at $65,000 per month and the balance as of March 31, 1999 was $359,430

     The notes payable that were due on March 1, 1999, and are now past due. Terms for repayment and extension are being negotiated.

Note 6 -  Bridge Notes Payable

     On August 19, 1998, the Company completed a debt-refinancing transaction whereby the Company borrowed $550,000 from Mr. K. Charles Janac pursuant to a Convertible Secured Promissory Note issued by the Company (the "Note") in the principal amount of $550,000 and bearing interest at the rate of 9.75% per annum. The Note is convertible into shares of Class A Common Stock at the option of Mr. Janac at any time before December 15, 1998 by converting the principal balance and any unpaid interest due under the Note into Class A Common Stock at the rate of $0.46875 per share. In addition, as further consideration for the loan of funds to the Company, the Company issued to Mr. Janac a warrant , exercisable at any time on or before August 18, 2003, to purchase up to 234,667 shares of Class A Common Stock at $.46875 per share (the "Warrants"). As security for the Note, the Company entered into a Security Agreement granting Mr. Janac a first priority security interest in the property, tangible and intangible, of the Company, as well as a Patent and Trademark Mortgage granting Mr. Janac a security interest in all the patents and trademarks of the Company. The Company used the funds loaned by Mr. Janac to retire $532,242 of existing debt and accrued interest incurred by the Company in connection with a certain bridge financing undertaken by the Company in October of 1997, to pay legal fees and costs of the transaction, and approximately $7,000 was utilized for working capital.

     On December 8, 1998, the Company paid $200,000 to Mr. Janac as a partial payment of the Note. Mr. Janac also agreed to convert the remaining balance of $366,308 of the Note in principal and accrued interest into Class A Common Stock at $0.46875 per share. In consideration of the conversion the Company issued 781,457 of Common A Shares to Mr. Janac. At the same time the UCC filing granting Mr. Janac security interest in the Company's assets was removed. In addition, the Company converted an additional $10,000 of Bridge Debt principal and $1,186 in accrued interest into 23,304 shares of Class A Common Stock.


Note 7 - Convertible Preferred Stock

     On September 1, 1998, the Company sold 175,439 Shares of Series A Preferred Stock.

     All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

     The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under section 4(2) and registration S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

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


Note 8 - Class A Common Stock:

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


Item 2.  Management's Discussion and Analysis.

First quarter of 1999 compared to first quarter of 1998.

        The main focus of the company in the first quarter of 1999 was to ensure a successful installation and commissioning of the dairy installation at Anchor Products and Carbery Milk products. Related to this was the work with a resin manufacturing partner to ensure a rapid, cost-effective scaled-up production of resin to meet current and up-coming needs in the dairy industry. In addition, some progress was made toward the submission of a petition to the Federal Drug Administration
(FDA) for the approval of the Sepraprep resin as a secondary food additive for use in dairy and food process.

        Despite some increase in bookings, net sales decreased by $78,000 or 12% from $632,000 in the first quarter of 1998 to $554,000 for the comparable period in 1999. Net sales has been adversely affected by the Company's cash shortage creating difficulties to procure inventory to manufacture and ship goods. Management is working on securing external financing (see Liquidity and Capital Resources).

        Gross Margin as a percentage of gross sales remained essentially the same at 39% for the first quarters of 1998 and 1999. However, the absolute dollar gross margin decreased by $36,000 or 14% from $249,000 in the first quarter of 1998 to $213,000 in the first quarter of 1999. The decrease in gross margin is due to lower volume from the biotech sector and no contribution from licenses or royalties.

        Selling, general and administrative expenses decreased by $63,000 from $294,000 in the first quarter of 1998 to $231,000 in the first quarter of 1999. The decrease was primarily due to the Company's choosing to sell its biotech products through external channels as opposed to making direct sales.

        Research and development expenses decreased by $57,000 from $213,000 in the first quarter of 1998 to $156,000 in the first quarter of 1998. The decrease was due to reduction in management overhead associated with Research and development expenses.

        Interest expense decreased by $82,000 in the first quarter of 1999 compared to the first quarter 1998 due to the payment of the bridge notes and conversion of some of the notes payable to equity in December 1998.

        Net loss decreased by half from $347,000 in the first quarter of 1998 to $179,700 for the comparable period in 1999. The Company's plan is to continue to keep expenses down and minimize losses while building up the revenue and profit contribution from the dairy/juice business. The ability of the Company to become profitable is dependent for now from the biotech sector, which is being hampered by cash shortage to procure goods for sale. Management is currently pursuing several alternatives to raise additional capital which the Company hopes will
materialize in the near future.   No assurances can be made that the
Company will be profitable.

Inflation.

        The Company believes that the impact of inflation on its operations since its inception has not been material.


Liquidity and Capital Resources:

        The Company used cash of $354,200 and $79,600 for operations during the first quarter of 1999 and 1998, respectively. Cash used in operations in the first quarter of 1999 was the result of net loss incurred for the quarter of $179,700, offset by net non-cash expense of $30,700, the net change in operating assets and liabilities resulting in use of cash of $205,200. Cash used in the first quarter of 1998 was the result of net loss incurred for the quarter of $347,000, offset by net non-cash expenses of $104,000, and the net change in operating assets and liabilities resulting in source of cash of $163,400.

        Financing activities provided cash of $354,200 and $58,000 during the first quarter of 1999 and 1998, respectively. The cash provided in the first quarter of 1999 was due to conversion of $359,500 in accounts payable to notes payable partially offset by $35,000 paid notes payable. The cash provided in the first quarter of 1998 resulted from the issuance of $58,000 in notes payable.

        At March 31, 1999 the Company had cash and cash equivalents of $11,300 as compared with $41,100 on December 31, 1998. At March 31, 1999, the Company had working capital deficit of $651,900, as compared to working capital deficit of $490,800 at December 31, 1998. The decrease in cash in the first quarter of 1999 is a result of the aforementioned decrease in cash used in operating and increase in cash from financing activities noted above. The decrease in working capital for the first quarter is primarily a result of the net loss incurred offset by non-cash charges.

        This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund its existing activities and to extend the use of its technology to new applications in the food and dairy and juice industries, and to attract the interest of strategic partners in one or more of these markets.

        Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through July
31, 1999. Accordingly, the Company will have to either turn profitable or obtain additional funds to support its operations. The Company is currently pursuing several avenues including increasing revenues and reducing costs in order to turn profitable, secure funds through additional strategic partnerships and secure either debt or equity financing.

        Following this strategy, on August 25, 1998 Sepragen announced the signing of a license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac(R) process in Australia and New Zealand and non-exclusive worldwide marketing rights to products produced by the Sepralac(R) Process. In return, Sepragen has received $700,000 out of a total of about $1 million from Anchor Products, comprised of a license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible into common stock (on share for share basis) at any time within the next 2 years and extendible for a further
1 year at Sepragen's option.

        On October 15, 1998 the Company announced a licensing agreement for the Sepralac(R) Process with Carbery Milk Products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have manufacturing and marketing rights to certain products produced from the Sepralac(R)
Process. In return the Company will receive a license fee of $350,000, $200,000 was received in 1998 with the balance over three years at $50,000 per year.

        In addition to Mr. Janac's conversion of debt to equity (see Note
6), in December, 1998 the Company converted $604,151 of its debt and accrued expenses in to Class A Common stock. It also sold 625,000 shares of Class A Common Stock in a private transactions, exempt from securities registration under the Securities Act of 1993, as amended, and raised $300,000 of proceeds. In all, a total of $904,151 (including Mr. Janac's) was either invested or converted in to stock. In consideration of the above, 1,901,962 shares of Class A Common Stock and 346,718 Warrants to purchase Common Stock were issued.

        The Company currently has no credit facility with a bank or other financial institution. Further, the Company's stock is traded over-the-counter and as such there is limited liquidity in the Company's stock which makes financing difficult.

        The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and juice). The Company's ability to further develop and market its Sepralac(R) Process for whey separation and other potential food and juice products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any additional alliances will be successfully negotiated or that such alliance will be successful in generating the revenue required to make the Company profitable.

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

             Not Applicable

Item 3. Defaults Upon Senior Securities

             Not Applicable

Item 4. Submission of Matters to a vote of Security Holders
             Not Applicable

Item 5. Other Information

             Not Applicable

Item 6. Reports on Form 8-K

        No Forms 8-K were filed in the first quarter of 1999:


                                SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 SEPRAGEN CORPORATION

DATE:  July 12, 1999        By: /s/ Vinit Saxena

                                 Vinit Saxena
                                 Chief Executive Officer, President and
                                 Principal Financial and Chief Accounting
                                 Officer