Form 10QSB/A
period 1999-03-31
SEPRAGEN CORP
filed 1999-07-13
CIK 794154

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

                                 ASSETS

                                                     March 31, 1999

   Current Assets:
        Cash and cash equivalents                          $ 11,361

        Accounts receivable, less allowance for
          doubtful accounts of $20,000 as of March
          31, 1999                                          494,826

        Inventories                                         279,047

        Prepaid expenses and other                           32,011

          Total current assets                              817,245

        Furniture and equipment, net                        154,826

        Intangible assets                                    88,942

                                                          1,061,013

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

   Current Liabilities:
        Accounts payable                                    556,870

        Customer deposits                                    13,069

        Notes Payable, including $135,000 from              559,430
   shareholders

        Accrued payroll and benefits                        192,561

        Accrued liabilities                                  86,167

        Interest payable                                     49,045

          Total current liabilities                       1,457,142


   Preferred stock, no par value - 5,000,000 shares
     authorized; and 175,439 convertible, preferred
     issued and outstanding                                 500,000

   Class E common stock, no par value - 1,600,000
     shares authorized; 1,209,894 shares issued and
     outstanding at March 31, 1999 redeemable at $.01
     per share                                                    -

   Shareholders' deficit:

      Class A common stock, no par value - 20,000,000
         shares authorized; 4,057,216 shares issued
         and outstanding                                  9,752,226

      Class B common stock, no par value - 2,600,000
         shares authorized; 701,177 shares issued and
         outstanding                                      4,065,618

      Additional paid in capital                            202,220

      Accumulated deficit                               (14,916,193)

      Total shareholders' equity (deficit)                 (896,129)

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