Form 10QSB
period 1999-06-30
SEPRAGEN CORP
filed 1999-09-09
CIK 794154

CONFORMED COPY
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                              FORM  10-QSB


  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended:   June 30, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

                                Commission file number:  1-14068


                          SEPRAGEN CORPORATION
   (Exact name of small business issuer as specified in its charter)

       California                                   68-0073366
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

           30689 Huntwood Avenue, Hayward, California  94544
                (Address of principal executive offices)

  (Issuer's telephone number (including area code):  (510) 476-0650

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

                                                    August 31, 1999

                           Class A Common Stock          4,057,216
                           Class B Common Stock            701,177
                           Class E Common Stock          1,209,894


  PART I  -  FINANCIAL INFORMATION
  Item  1.  -  Financial Statements
                          SEPRAGEN CORPORATION

                        CONDENSED BALANCE SHEET

                                 ASSETS

                                                       June 30, 1999

   Current Assets:
        Cash and cash equivalents                           $54,673
        Accounts receivable, less allowance for
          doubtful accounts of $20,000 as of
          June 30, 1999                                     429,640
        Inventories                                         229,606
        Prepaid expenses and other                           32,011
          Total current assets                              745,930

        Furniture and equipment, net                        138,947
        Intangible assets                                    82,698
                                                            967,575

            LIABILITIES AND DEFICIT IN SHAREHOLDERS' EQUITY


   Current Liabilities:
        Accounts payable                                    498,903
        Customer deposits                                    88,499
        Notes Payable, including $135,000 from
          shareholders                                      539,598
        Accrued payroll and benefits                        292,844
        Accrued liabilities                                  76,556
        Interest payable                                     61,045
          Total current liabilities                       1,557,445

   Preferred stock, no par value - 5,000,000
     shares authorized; and 175,439 convertible,
     preferred issued and outstanding                       500,000

   Commitments:
     Class E common stock, no par value -
        1,600,000 shares authorized; 1,209,894
        shares issued and outstanding at
        September 30, 1998, redeemable at $.01
        per share                                                 -

   Deficit in Shareholders' equity:
     Class A common stock, no par value -
        20,000,000 shares authorized; 4,057,216
        shares issued and outstanding                     9,752,226
     Class B common stock, no par value -
        2,600,000 shares authorized; 701,177
        shares issued and outstanding                     4,065,618
        Additional paid in capital                          202,220
        Accumulated deficit                             (15,109,934)

   Total deficit in shareholders' equity                   (589,870)

                                                            967,575

  The accompanying notes are an integral part of these condensed financial statements.



                          SEPRAGEN CORPORATION

                   CONDENSED STATEMENTS OF OPERATIONS

                             Three Months              Six Months
                            Ended June 30           Ended June 30

                          1999       1998       1999         1998

   Revenues:
     Net Sales        $330,206   $211,471   $883,867     $843,804

   Selling, general
     and
     administrative    197,968    311,570    428,779      605,516
   Research and
     development       131,907    191,430    288,134      404,524
   Total costs and
     expenses          511,947     629,741 1,239,361    1,519,867

   Loss from
     operations       (181,741)  (418,270)  (355,494)    (676,063)

   Interest income,
     (expense) net     (12,000)   (20,000)   (18,000)    (109,282)

      Net loss        (193,741)  (438,270)  (373,494)    (785,345)


   Net loss per
     common share,
     basic and
     diluted             $(.04)     $(.15)     $(.08)       $(.28)

   Weighted average
     shares
     outstanding     4,758,393  2,856,431  4,758,393    2,856,431



  The accompanying notes are an integral part of these condensed financial statements.

                          SEPRAGEN CORPORATION

                   CONDENSED STATEMENTS OF CASH FLOWS


                                       Six Months Ended June 30,
                                           1999            1998
   Cash flows from operating
     activities:
        Net Loss                     $(373,494)      $(785,345)

     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
         Depreciation and
           Amortization                 59,109         138,047

         Changes in assets and
            liabilities:
              Accounts receivable       98,205         362,612
              Inventories              215,786          74,698
              Prepaid expenses
                and other                    -              (1)
              Accounts payable        (466,775)         287,307
              Accrued liabilities      (20,067)        (35,503)
              Accrued payroll
                and benefits           136,781          84,040
              Interest payable          18,001          39,282
              Customer deposits         47,702        (254,681)

     Net cash used in operating
       activities                     (284,752)        (89,544)

   Cash flows from investing
     activities:
       Acquisition of fixed assets      (6,309)              -
       Net cash used by investing        (6309)              -
       Proceeds from notes
         payable to shareholders             -          50,000
       Proceeds from issuance of
         notes payable                 304,598           8,000
     Net cash provided by
       financing activities            304,598          58,000

   Net increase (decrease) in cash      13,537         (31,544)

   Cash and cash equivalents at
     the beginning of the period        41,136          44,448

   Cash and cash equivalents at
     the end of the period            $ 54,673        $ 12,904

  The accompanying notes are an integral part of these condensed financial statements.

                          SEPRAGEN CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                  SIX MONTH PERIOD ENDED JUNE 30, 1999


  Note 1 - Basis of Presentation

       These condensed financial statements have been presented on a going concern basis. Sepragen Corporation ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of June 30, 1999, the Company had an accumulated deficit of $15,109,934.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond September 30, 1999. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


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


  Note 3 - Net Loss Per Share.

       The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earning per Share for all periods presented. The adoption of SFAS No. 128 had no impact on previously reported loss per share for the three months ended June 30, 1998. In accordance with SFAS No. 128, primary earnings (loss) per share has been replaced with basic earnings (loss) per share, and fully diluted earnings (loss) per share has been replaced with diluted earnings (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

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

  Note 5 - Notes Payable

       Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000 of which $300,000 was from shareholders of the Company, payable with interest at 9.5% per annum and $100,000 from an unrelated party payable with interest at 9.5% per annum. In January 1999, $35,000 was paid to the unrelated party with the remaining balance of $65,000 due on March 1, 1999. In December, 1998, the Company converted $165,000 of shareholder debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock with a balance of $135,000 due to shareholders. On January 22, 1999, the Company converted $484,430 due to a major supplier from accounts payable to notes payable. The Note bears 12% interest per annum and is secured by agreement granting this vendor a first priority interest in the assets of the Company excluding patents and trade marks. The Note is to be paid at $65,000 per month and the balance as of June 30, 1999 was $339,598.

       The notes payable that were due on March 1, 1999, are now past due. Terms for repayment and extension are being negotiated.

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

  Note 8 - Class A Common Stock:

       On December 15, 1998, the Company issued to Charles Janac 781,457 shares of Class A Common stock and warrants to purchase 234,667 shares of Class A Common Stock at $0.46875 per share (expiring August 19, 2003) in exchange for the conversion of $366,308 of notes and accrued interest held by Mr. Janac. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11),4(2) and 4(6) and regulation D under the Securities Act of 1933, in a transaction that was not publicly offered.

       On December 15, 1998, the Company issued to Eliezer Sternheim 520,833 shares of Class A Common stock and warrants to purchase 52,083 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $250,000 cash. The shares of Class A Common Stock and warrants were sold pursuant to exemption s from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

       On December 15, 1998, the Company issued to Armin Ramel, a director of the Company. 59,946 shares of Class A Common Stock and Warrants to purchase 5,995 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $28,774 of notes and accrued interest held by Mr. Ramel. The shares of Class A Common Stock and warrants were sold pursuant to exemption from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

       On December 15, 1998, the Company issued to Henry Edmunds, a director of the Company, 127,471 shares of Class A Common stock and warrants to purchase 12,747 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $50,000 cash and the conversion of $11,186 of notes and accrued interest held by Mr. Edmunds. The shares of Class A Common stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11),4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

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

       On December 15, 1998, the Company issued to Michael Schneider, principal and director of Romic Technologies Corp., 275,614 shares of Class A Common Stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15,
  2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11),4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

       On December 15, 1998, the Company issued to Robert Leach. a former director of the Company, 32,475 shares of Class A Common Stock and warrants to purchase 3,248 shares of Class a Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $15,588 of notes and accrued interest held by Mr. Leach. The shares of Class A Common Stock and warrants were sold pursuant to exemption from registration under section 3(a)(11),4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.


  Item 2. Management's Discussion and Analysis.

  First six months of 1999 compared to first six months of 1998.

       On August 6, 1999, Sepragen announced the beginning of commercial production utilizing its patented Sepralac process at Anchor Products, Ltd. of New Zealand. The commercial facility commissioned by Anchor Products, Ltd. has the capacity to extract several hundred kilograms of purified proteins from several hundred thousand liters of cheese whey each day. The Company is working on commissioning the production installation at Carbery Milk Products. While significant in strategic and long term sense, these plants are not expected to generate meaningful royalty income until in the year 2000. In the meanwhile, the Company's major revenue source will continue to be from sales to its biotechnology customers.

       Net sales increased by $40,000 or 5% from $844,000 in the first half of 1998 to $884,000 for the comparable period in 1999. The increase in net sales is primarily in the QuantaSep product line. The sales increase is attributable to the second quarter of 1999. Despite the increase in net sales, the Company continues to be hampered by cash shortage that has adversely affected the manufacture and shipment of goods. Management is working on securing external financing (see Liquidity and Capital Resources ).

       Gross Margin increased by $27,000 or 8% from $334,000 in the first half of 1998 to $361,000 in the first half of 1999. As a percentage of sales, gross margin improved by 1% from 40% in the first half of 1998 to 41% for the comparable period in 1999. The slight improvement was essentially due to product mix.

       Selling, general and administrative expenses decreased by $177,000 from $606,000 in the first half of 1998 to $429,000 in the first half of 1999. The decrease was primarily due to the Company's choosing to sell its biotech products through external channels as opposed to making direct sales and the continuing measures undertaken by the Company to conserve cash.

       Research and development expenses decreased by $117,000 from $405,000 in the first half of 1998 to $288,000 in the first half of 1999. The decrease was due to reduction in some overhead associated with Research and development department and the completion of certain research projects.

       Interest expense decreased by $91,000 in the first half of 1999 compared to the first half of 1998 due to the payment of the bridge notes and conversion of some of the notes payable to equity in December 1998.

       Net loss decreased by more than half from $785,000 in the first half of 1998 to $373,000 for the comparable period in 1999. The Company's plan is to continue to keep expenses down and minimize losses while building up the revenue and profit contribution from the dairy/juice business. The ability of the Company to be profitable is dependent for now upon the biotech sector, which is being hampered by cash shortage which limits procurement of goods for sale. Management is currently pursuing several alternatives to raise additional capital and restructured debt which the Company hopes will materialize in the near future.

  Second quarter 1999 compared to second quarter 1998.

       Net sales increased by $118,800 or 56% from $211,400 in the second quarter of 1998 to $330,200 for the second quarter of 1999. The increase was primarily in the QuantaSep product line.

       Gross margin increased by $63,400 from $84,700 in the second quarter of 1998 to $148,100 for the comparable period in 1999. As a percentage of sales gross margin increased by 5% from 40% to 45%. The increase in gross margin was primarily due to product mix.

       Selling, general and administrative expenses decreased by $113,600 mainly due to the Company's choice to sell its products through distributors as opposed to making direct sales and the continuing belt tightening measures undertaken by the Company.

       Research and development expenses decreased by $59,500 or 31% from $191,400 in the second quarter of 1998 to $131,900. The decrease was primarily due to completion of some research programs and the reduction in overhead associated with research and development expenses.

  Inflation.

       The Company believes that the impact of inflation on its operations since its inception has not been material.

  Liquidity and Capital Resources:

       The Company used cash of $284,800 and $89,500 for operations during the first half of 1999 and 1998, respectively. Cash used in operations in the first half of 1999 was the result of net loss incurred for the six months of $373,500, offset by net non-cash expense of $59,100, the net change in operating assets and liabilities resulting in cash provided of $29,600. Cash used in operation in the first half of 1998 was the result of net loss incurred for the first half of $785,300, offset by net non-cash expenses of $138,000, the net change in operating assets and liabilities resulting in source of cash of $557,800.

       Investing activities used cash of $6,300 in the acquisition of fixed assets.

       Financing activities provided cash of $304,600 and $58,000 during the first half of 1999 and 1998, respectively. The cash provided in the first half of 1999 was due to conversion of $339,600 in accounts payable to notes payable partially offset by $35,000 paid notes payable. The cash provided in the first quarter of 1998 resulted from the issuance of $58,000 in notes payable.

       At June 30, 1999 the Company had cash and cash equivalents of $54,600 as compared with $41,100 on December 31, 1998. At June 30, 1999, the Company had working capital deficit of $811,500, as compared to working capital deficit of $490,800 at December 31, 1998. The increase in cash in the first half of 1999 is a result of the aforementioned increase or decrease in cash from operating , investing and financing activities noted above. The decrease in working capital for the first half of the year is primarily a result of the net loss incurred offset by non-cash charges.

       This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund its existing activities and to extend the use of its technology to new applications in the food and dairy and juice industries, and to attract the interest of strategic partners in one or more of these markets.

       Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through September 30, 1999. Accordingly, the Company will have to either turn profitable or obtain additional funds to support its operations. The Company is currently pursuing several avenues including increasing revenues and reducing costs in order to turn profitable, secure funds through additional strategic partnerships and secure either debt or equity financing.

       Following this strategy, on August 25, 1998, Sepragen announced the signing of a license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac(R) process in Australia and New Zealand and non-exclusive worldwide marketing rights to products produced by the Sepralac(R) Process. In return, Sepragen has received $700,000 from Anchor Products, comprised of a license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible into common stock (on share for share basis) at any time within the next 2 years and extendible for a further one year at Sepragen's option.

       On October 15, 1998 the Company announced a licensing agreement for the Sepralac(R) Process with Carbery Milk Products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have manufacturing and marketing rights to certain products produced from the Sepralac(R) Process. In return the Company will receive a license fee of $350,000, of which, $200,000 was received in 1998 with the balance over three years at $50,000 per year.

       In addition to Mr. Janac's conversion of debt to equity (see
  Note 6 to the financial statements), in December, 1998 the Company converted $604,151 of its debt and accrued expenses in to Class A Common stock. It also sold 625,000 shares of Class A Common Stock in a private transactions, exempt from securities registration under the Securities Act of 1993, as amended, and raised $300,000 of proceeds. In all, a total of $904,151 (including Mr. Janac's) was either invested or converted in to stock. In consideration of the above, 1,901,962 shares of Class A Common Stock and 346,718 Warrants to purchase Common Stock were issued.

       The Company currently has no credit facility with a bank or other financial institution. Further, the Company's stock is traded over-the-counter and as such, there is limited liquidity in the Company's stock which makes financing difficult. The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and juice). The Company's ability to further develop and market its Sepralac(R) Process for whey separation and other potential food and juice products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any additional alliances will be successfully negotiated or that such alliance will be successful in generating the revenue required to make the Company profitable.

  Other Events:

       Dr. Kris Venkat resigned from the Board of Directors of Sepragen Corporation, no replacement has been elected.


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

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past September 30, 1999. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. The Company has been delisted from the Nasdaq SmallCap Market and the Pacific Stock Exchange. See Item 2 "Management's Discussion and Analysis-Liquidity and Capital Resources."

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

                                SEPRAGEN CORPORATION

  DATE:  September 8, 1999      By: /s/ Vinit Saxena
                                Vinit Saxena
                                Chief Executive Officer, President
                                and Principal Financial and Chief
                                Accounting Officer