Form 10QSB
period 1999-09-30
SEPRAGEN CORP
filed 1999-11-17
CIK 794154

CONFORMED COPY
                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                              FORM  10-QSB


  (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:   September 30, 1999

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

                                Commission file number:  1-14068


                          SEPRAGEN CORPORATION
   (Exact name of small business issuer as specified in its charter)

       California                                   68-0073366
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

           30689 Huntwood Avenue, Hayward, California  94544
                (Address of principal executive offices)

  (Issuer's telephone number, including area code):  (510) 476-0650

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

  State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                                 November 10, 1999

                           Class A Common Stock          4,347,883
                           Class B Common Stock            701,177
                           Class E Common Stock          1,209,894


  PART I  -  FINANCIAL INFORMATION
  Item  1.  -  Financial Statements

                          SEPRAGEN CORPORATION

                        CONDENSED BALANCE SHEET

                                 ASSETS

                                                  September 30, 1999

   Current Assets:
        Cash and cash equivalents                           $41,870

        Accounts receivable, less allowance for
          doubtful accounts of $20,000 as of
          September 30, 1999                                519,099

        Inventories                                         182,808

        Prepaid expenses and other                           24,510

          Total current assets                              768,287

        Furniture and equipment, net                        116,187

        Intangible assets                                    76,454

                                                            960,928

           LIABILITIES AND DEFICIT IN SHAREHOLDERS' (DEFICIT)

   Current Liabilities:
        Accounts payable                                    547,930

        Customer deposits                                    32,194

        Notes Payable, including $395,000 from
          shareholders                                      460,000

        Accrued payroll and benefits                        314,722

        Accrued liabilities                                  90,270

        Interest payable                                     69,045

          Total current liabilities                       1,514,161

   Preferred stock, no par value - 5,000,000
     shares authorized; and 210,404 convertible,
     preferred issued and outstanding                       600,000

   Commitments:
     Class E common stock, no par value -
        1,600,000 shares authorized; 1,209,894
        shares issued and outstanding at
        September 30, 1999, redeemable at $.01
        per share                                                 -

   Deficit in Shareholders' equity:

     Class A common stock, no par value -
        20,000,000 shares authorized; 4,347,883
        shares issued and outstanding                     9,970,226

     Class B common stock, no par value -
        2,600,000 shares authorized; 701,177
        shares issued and outstanding                     4,065,618

        Additional paid in capital                          202,220
        Accumulated deficit                             (15,391,297)

   Total deficit in shareholders' equity                 (1,153,233)

                                                            960,928

  The accompanying notes are an integral part of these condensed financial statements.



                          SEPRAGEN CORPORATION

                   CONDENSED STATEMENTS OF OPERATIONS

                                Three Months             Nine Months
                         Ended September 30,      Ended September 30,

                         1999       1998         1999         1998

   Revenues:


     Net Sales       $364,753  $ 356,395   $1,251,320   $1,200,199

   Costs of goods
     sold             212,762    139,564      735,210      649,391

   Selling, general
     and              281,893    352,014      710,672      957,530
     administrative

   Research and
     development      146,161    172,759      434,295      577,283

   Total costs and
     expenses         640,816    664,337    1,880,177    2,184,204

   Loss from
     operations      (276,063)   (307,942)   (628,857)    (984,005)

   Interest income,
     (expense) net     (8,000)   (68,669)     (26,000)    (177,951)

      Net loss       (284,063)  (376,611)    (654,857)  (1,161,956)


   Net loss per
     common share,
     basic and
     diluted           $(0.06)    $(0.13)      $(0.14)      $(0.41)

   Weighted average
     shares
     outstanding     4,855,282  2,856,431   4,790,689    2,856,431



  The accompanying notes are an integral part of these condensed financial statements.




                          SEPRAGEN CORPORATION

                   CONDENSED STATEMENTS OF CASH FLOWS


                                   Nine Months Ended September 30,

                                            1999              1998

   Cash flows from operating
     activities:

        Net Loss                    $  (654,857)     $ (1,161,956)

     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
         Depreciation and
           Amortization                  88,113           177,057

         Changes in assets and
            liabilities:
              Accounts receivable         8,746           390,069

              Inventories               262,584            87,505

              Prepaid expenses
                and other                 7,501           (22,975)

              Accounts payable           66,682           191,641

              Accrued liabilities        (6,353)          (26,233)

              Accrued payroll           158,659           (22,856)
                and benefits

              Interest payable           26,001           (16,522)

              Customer deposits          (8,603)         (234,681)

     Net cash used in operating
       activities                       (51,577)         (638,951)

   Cash flows from investing
     activities:
       Acquisition of fixed assets       (6,309)                0
       Net cash used by investing        (6,309)                0


   Cash flows from financing
   activities:

       Proceeds from issuance of        218,000                 0
         common stock

       Proceeds from issuance of
         preferred stock                      0           500,000

       Proceeds from issuance of
         notes payable to
         shareholders                   260,000           155,000

       Payment of notes payable        (419,430)                0

       Net proceeds from bridge
         notes payable                        0           115,000

       Proceeds from issuance of
         convertible secured
         promissory note                      0           540,000

       Retirement of bridge debt              0          (510,000)

     Net cash provided by
       financing activities              58,570           800,700

   Net increase (decrease) in cash          734           161,749

   Cash and cash equivalents at
     the beginning of the period         41,136            44,448

   Cash and cash equivalents at
     the end of the period               41,870           206,197


   Supplemental disclosure of cash
     information:

       Conversion of notes payable      100,000                 0

       Conversion of accounts
         payable to notes payable       484,430                 0

  The accompanying notes are an integral part of these condensed financial statements.




                          SEPRAGEN CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS
               NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999


  Note 1 - Basis of Presentation

       These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of September 30, 1999, the Company had an accumulated deficit of $15,391,297.

       The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31, 1999. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


  Note 2 - Interim Financial Reporting

       The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


  Note 3 - The "Year 2000 Problem," dates following December 31, 1999 and beyond:

       Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company believes it will be "Year 2000" compliant by December 31, 1999. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the "Year 2000 Problem" will not have a material adverse affect on the result of operations of financial position of the Company. However, even though the internal systems of the Company will not materially be affected by the Year 2000 Problem, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.


  Note 4 - Notes Payable

       Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000, payable with interest at 9.5% per annum, of which $300,000 was from shareholders of the Company and $100,000 was from an unrelated party. In January 1999, $35,000 was paid to the unrelated party with the remaining balance of $65,000 due on March 1, 1999. In December, 1998, the Company converted $165,000 of the shareholder debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock. with a balance of $135,000 due to shareholders. The outstanding note payable of $200,000 are now past due. Terms for repayment and extension are being negotiated. On January 22, 1999, the Company converted $484,430 due to Monterey Mechanical Co. from accounts payable to notes payable. The balance as of September 14 1999 was $345,813. On September 14, 1999, the Company paid $245,813 and the remaining $100,000 was converted to Preferred Stock (See note 6). The UCC security agreement granting the Note holder a first priority interest in the assets of the Company was removed. On August 18, 1999, the Company received proceeds from a convertible note payable from a shareholder of $260,000 with interest at 9.5% per annum.


  Note 5 -  Bridge Notes Payable

       On August 19, 1998, the Company completed a debt-refinancing transaction whereby the Company borrowed $550,000 from Mr. K. Charles Janac pursuant to a Convertible Secured Promissory Note issued by the Company (the "Note") in the principal amount of $550,000 and bearing interest at the rate of 9.75% per annum. The Note was convertible into shares of Class A Common Stock at the option of Mr. Janac at any time before December 15, 1998 by converting the principal balance and any unpaid interest due under the Note into Class A Common Stock at the rate of $0.46875 per share. In addition, as further consideration for the loan of funds to the Company, the Company issued to Mr. Janac a warrant, exercisable at any time on or before August 18, 2003, to purchase up to 234,667 shares of Class A Common Stock at $.46875 per share. The Company used the funds loaned by Mr. Janac to retire $532,242 of existing debt and accrued interest incurred by the Company in connection with a certain bridge financing undertaken by the Company in October 1997, to pay legal fees and costs of the transaction, and approximately $7,000 was utilized for working capital.

       On December 8, 1998, the Company paid $200,000 to Mr. Janac as a partial payment of the Note. Mr. Janac also agreed to convert the remaining balance of $366,308 of the Note in principal and accrued interest into Class A Common Stock. In addition, the Company converted an additional $10,000 of Bridge Debt principal and $1,186 in accrued interest from a shareholder into 23,304 shares of Class A Common Stock.

  Note 6 - Convertible Preferred Stock

       On September 1, 1998, the Company sold 175,439 Shares of Series A Preferred Stock to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.86 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

       On September 15, 1999, the Company issued 34,965 Shares of Series A Preferred Stock to Monterey Mechanical Co. of Oakland, California upon the conversion of $100,000 of notes payable to Preferred Stock at $2.86 per share. The terms and conditions of the Preferred Stock held by Monterey Mechanical are the same as those for Anchor Products except Anchor may require the Company to immediately redeem the preferred shares in the event of a breach of the license agreement between Anchor and the Company. There is no corresponding provision between Monterey Mechanical Co. and the Company.

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

  Note 7 - Class A Common Stock:

       On December 15, 1998, the Company issued to Charles Janac 781,457 shares of Class A Common stock and warrants to purchase 234,667 shares of Class A Common Stock at $0.46875 per share (expiring August 19, 2003) in exchange for the conversion of $366,308 of notes and accrued interest held by Mr. Janac. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11),4(2) and 4(6) and regulation D under the Securities Act of 1933, in a transaction that was publicly offered.

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

       On December 15, 1998, the Company issued to Michael Schneider, former principal and director of Romic Technologies Corp., 275,614 shares of Class A Common Stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11),4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

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

       Between August 13, 1999 and September 28, 1999, the Company received $218,000 for 290,667 shares of Class A Common stock from four new shareholders as part of its Private Placement to raise funds. The shares of Class A Common Stock were sold pursuant to exemption from registration under section 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.


  Note 8 - Segment Reporting:

       The Company currently has one operating segment based on the markets in which it operates. There are no identifiable assets attributable to any other operating segment.


  Item 2. Management's Discussion and Analysis.

  First nine months of 1999 compared to first nine months of 1998.

       On August 6, 1999, Sepragen announced the beginning of commercial production utilizing its patented Sepralac process at Anchor Products, Ltd. of New Zealand. The commercial facility commissioned by Anchor Products, Ltd has the capacity to extract several hundred kilograms of purified proteins from several hundred thousand liters of cheese whey each day.

       On September 21, 1999 the Company announced the production installation at Carbery Milk Products. The initial focus of the Carbery installation is to produce alphalactabumin for infant formula. Both of these installations are strategic milestones and are expected to contribute to a meaningful royalty income in years to come. However, no assurances can be given that such income will be generated profitably.

       The Company also signed an evaluation agreement for its Sepraflavone(TM) process with a major supplier of soy products. Successful evaluations of this and other opportunities could result in additional commercial contracts that the Company is aggressively pursuing. In the meantime, the Company's major revenue source will continue to be from sales to its biotechnology customers.

       Net sales increased by $51,000 or 4% from $1,200,000 in the first nine months of 1998 to $1,251,000 for the comparable period in 1999. The increase in net sales is primarily in the QuantaSep product line. The sales increase is attributable to the second quarter of 1999. Despite the increase in net sales, the Company continues to be hampered by cash shortage that has adversely affected the manufacture and shipment of goods. Management is working on securing external financing (see Liquidity and Capital Resources ).

       Gross Margin decreased by $35,000 or 7% from $551,000 in the first nine months of 1998 to $516,000 in the nine months of 1999. As a percentage of sales gross margin decreased from 46% in the first nine months of 1998 to 41% for the comparable period in 1999. The decrease in gross margin was attributable to the Sepralac license fee received in the third quarter of 1998, which more than offset the higher volume in 1999.

       Selling, general and administrative expenses decreased by $247,000 from $958,000 in the first nine months of 1998 to $711,000 for the comparable period in 1999. The decrease was primarily due to the Company's choosing to sell its biotech products through external channels as opposed to making direct sales and the continuing measures undertaken by the Company to conserve cash.

       Research and development expenses decreased by $143,000 from $577,000 in the first nine months of 1998 to $434,000 in the first nine months of 1999. The decrease was due to reduction in some overhead associated with research and development department and the completion of certain research projects.

       Interest expense decreased by $152,000 in the first nine months of 1999 compared to the first nine months of 1998. In the first nine months of 1998 the Company booked $70,000 of amortization of debt issuance costs, $34,000 amortization of the fair value of warrants issued and $75,000 interest expense related to the bridge loans and notes payable.

       Net loss decreased by 43% from $1,162,000 in the first nine months of 1998 to $655,000 for the comparable period in 1999. The Company's plan is to continue to keep expenses down and minimize losses while building up the revenue and profit contribution from the dairy/juice business. The ability of the Company to be profitable is dependent for now from the biotech sector, which is being hampered by cash shortage to procure goods for sale. Management is currently pursuing several alternatives to raise additional capital and restructured debt which the Company hopes will materialize in the near future.

  Third quarter 1999 compared to third quarter 1998.

       Net sales increased by $9,000 or 3% from $356,000 in the third quarter of 1998 to $365,000 for the third quarter of 1999. The increase was primarily from biotech equipment sales and the Sepraflavone(TM) evaluation contract.

       Gross margin decreased by $65,000 from $217,000 in the third quarter of 1998 to $152,000 for the comparable period in 1999. As a percentage of sales gross margin decreased from 61% to 42%. The decrease in gross margin was due to license fees received in the third quarter of 1998. No corresponding license fee was received in the third quarter of 1999.

       Selling, general and administrative expenses decreased by $70,000 mainly due to the Company's choice to sell its products through distributors as opposed to making direct sales and the continuing reduction in administrative and over head expenses.

       Research and development expenses decreased by $27,000 or 16% from $173,000 in the third quarter of 1998 to $146,000. The decrease was primarily due to completion of some research programs and the reduction in overhead associated with research and development expenses.


  Inflation.

  The Company believes that the impact of inflation on its operations since its inception has not been material.


  Liquidity and Capital Resources:

       The Company used cash of $536,000 and $639,000 for operations during the first nine months of 1999 and 1998, respectively. Cash used in operations in the first nine months of 1999 was the result of net loss incurred for the nine months of $655,000, offset by net non-cash expense of $88,000, the net change in operating assets and liabilities resulting in source of cash of $31,000. Cash used in operation in the nine months of 1998 was the result of net loss incurred for the nine months of 1998 of $1,162,000, offset by net non-cash expenses of $177,000, the net change in operating assets and liabilities resulting in source of cash of $346,000.

       Investing activities used cash of $6,300 in the acquisition of fixed assets.

       Financing activities provided cash of $543,000 and $800,700 during the first nine months of 1999 and 1998, respectively. The cash provided in the first nine months of 1999 was due to proceeds from notes payable of $260,000 partially offset by $35,000 retirement of notes payable, proceeds from issuance of convertible secured promissory note of $345,813 partially offset by $245,813 retirement of the same note and proceeds from issuance of common stock of $218,000. The cash provided in the first nine months of 1998 resulted from issuance of preferred stock of $500,000 and issuance of notes payable of $300,700.

       At September 30, 1999 the Company had cash and cash equivalents of $41,800 as compared with $41,100 on December 31, 1998. At September 30, 1999, the Company had a working capital deficit of $745,900, as compared to working capital deficit of $490,800 at December 31, 1998. The decrease in cash in the first nine months of 1999 is a result of the aforementioned increase or decrease in cash from operating , investing and financing activities noted above. The decrease in working capital for the first nine months of 1999 is primarily a result of the net loss incurred offset by non-cash charges.

       This negative cash out flow from operations must be reversed and working capital increased significantly in order for the Company to fund its existing activities and to extend the use of its technology to new applications in the food and dairy and juice industries, and to attract the interest of strategic partners in one or more of these markets.

       Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through December 31, 1999. Accordingly, the Company will have to either turn profitable or obtain additional funds to support its operations. The Company is currently pursuing several avenues including increasing revenues and reducing costs in order to turn profitable, secure funds through equity financing as well as licensing fee.

       Following this strategy, on August 25, 1998, Sepragen announced the signing of a license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac(TM) process in Australia and New Zealand and non-exclusive worldwide marketing rights to products produced by the Sepralac(TM) process. In return, Sepragen has received $700,000 from Anchor Products, comprised of a license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible into common stock (on share for share basis) at any time within the next two years and extendible for a further one year at Sepragen's option.

       On October 15, 1998 the Company announced a licensing agreement for the Sepralac(TM) process with Carbery Milk Products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have manufacturing and marketing rights to certain products produced from the Sepralac(TM) process. In return the Company will receive a license fee of $350,000, of which $200,000 was received in 1998 with the balance over three years at $50,000 per year.

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

       Between August 13, 1999 and September 28, 1999, the Company received $218,000 for 290,667 shares of Class A Common Stock from new shareholders as a part of its Private Placement of Class A
  Common Stock to raise funds.

       The Company currently has no credit facility with a bank or other financial institution. Further, the Company's stock is traded over-the-counter and as such there is limited liquidity in the Company's stock which makes financing difficult. The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food, dairy and juice). The Company's ability to further develop and market its Sepralac(TM) process for whey separation and other potential food and juice products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any additional alliances will be successfully negotiated or that such alliance will be successful in generating the revenue required to make the Company profitable.


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

       Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past January 1, 2000. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. The Company has been delisted from the Nasdaq SmallCap Market and the Pacific Stock Exchange.

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

                                SEPRAGEN CORPORATION

  DATE:  November 17, 1999      By: /s/ Vinit Saxena
                                Vinit Saxena
                                Chief Executive Officer, President
                                and Principal Financial and Chief
                                Accounting Officer