Form 10KSB
period 1999-12-31
SEPRAGEN CORP
filed 2000-06-26
CIK 794154

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14068

SEPRAGEN CORPORATION

(Name of small business issuer in its charter)

California	68-0073366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30689 Huntwood Avenue, Hayward, California 94544

(Address of principal executive offices, zip code)

Issuer's telephone number: (510) 476-0650

Securities registered pursuant to Section 12(b) of the Exchange Act:

Class A Common Stock, no par value;

(Title of Class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were: $1,689,932.

The aggregate market value of Class A Common Stock (voting stock) held by non-affiliates on June 15, 2000 was $3,804,000 (based on the average of the last bid and ask price of a share of Class A Common Stock on that date as reported in Over The Counter trading). In addition, non-affiliates held 67,413 shares of Class B Common Stock as of June 15, 2000, which are convertible into Class A Common Stock, but are not registered under the Securities Exchange of 1934, as amended.

The number of shares outstanding of each of the registrant's classes of Common Stock at June 12, 2000 was:

Class A Common Stock	7,735,731
Class B Common Stock	701,177

In addition, the Company has 175,439 shares outstanding of convertible preferred stock convertible into Class A Common Stock. Class E Common Stock became subject to mandatory redemption as of March 31, 2000 and a notice of redemption designates the effective date to be June 15, 2000. The Company's Class A and Class B Warrants expired on March 23, 2000.

Transitional Small Business Disclosure Format Yes; X No

PART I

Item 1. Description of Business

Company History

The Company was incorporated as a California corporation in 1985. Since 1986, it has operated as the developer, manufacturer, assembler and distributor of products employing radial flow chromatography ("RFC") technology.

The Company develops and markets technology, equipment and resins to extract and purify biopharmaceuticals, nutritional and beverage products. The Company's products are based on RFC technology which the Company believes enables the purification of greater quantities of product more efficiently than with conventional chromatography along with providing a measurable economic advantage.

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

In addition, the Company is developing other applications to produce high purity flavor and nutritional products. In particular, Sepragen has developed a process for isolating isoflavones from soy.

The Company has successfully demonstrated in the lab a process called Sepradebitt(TM) to debitter citrus juice. The Company has begun to introduce the concept to juice processors for their evaluation.

The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful.

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

Strategy

The Company has undertaken to reposition itself strategically in the five years since its 1995 initial public offering. Its original strategy was to sell RFC equipment and instrumentation primarily to the "scale-up end" of the rapidly growing biopharmaceutical marketplace while researching applications in the food and dairy markets. The Company and its competitors discovered that while there has been tremendous growth in the biotechnology industry, most of it has been at the research and development levels and has not made a sizable impact on the manufacturing end of the business. Accordingly, sales of commercial scale equipment by the Company have been significantly less than the Company anticipated. The Company believes that while long-term growth prospects in this market are good, it has to complement these prospects with opportunities that do not have long FDA approval hurdles. In the past three years, the Company has developed Sepralac(TM) to extract higher value proteins from dairy whey and Sepradebitt(TM) to debitter and de-acidify grapefruit and orange juice. The intended business model for the Company for these proprietary processes would include royalties and licensing fees, in addition to equipment revenues. The Company has licensed the Sepralac(TM) process to Anchor Products of New Zealand and Carbery Milk Products of Ballineen, Ireland and has recently begun to receive royalties under such licenses. While the Seprabitt Process has been evaluated by certain institutions, no agreements as of this date have been reached with any producers and no assurance can be given that the commercialization of the Sepradebitt(TM) processes will provide significant revenues to the Company. The Company's current focus is to pursue agreements for the dairy and juice applications with other companies following this model, while developing newer applications for the long term.

Biopharmaceutical Industry

The biopharmaceutical market encompasses biological drugs derived from natural sources ranging from human plasma, plant and tissue extracts to those derived from genetically engineered microorganisms. Chromatography, because of its ability to specifically isolate the desired molecules, is used extensively in the biopharmaceutical industry to purify and isolate biological drugs.

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

Humanized Infant Formula. Commercial infant formula is made from WPC and WPI which is fortified with vitamins and minerals. Compared to human milk, the protein composition of this formula contains certain undesirable components while other desirable components are present in very small quantities. The Company believes that having access to certain protein components that can be separated using the Sepralac(TM) process will give infant formula manufacturers the ability to produce infant formula that more closely resembles the protein composition of human milk.

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

Debittering Citrus Juice.

The Company has successfully demonstrated a process called Sepradebitt(TM) to debitter and deacidify citrus juice. A patent was issued in 1998. In 1999, the Company began to introduce the process to juice processors for their evaluation. No revenues have been generated from sales of such processes to date. Orange processing in both California and Florida results in unsqueezed juice that is too bitter to use. If processors could use all of the juice in the orange, not just that obtained in the first squeeze, their economics would improve. Additionally, oranges grown in California go through a period of months when they are too bitter to be processed into juice. Similarly, the bitterness of grapefruit juice prevents its use as an ingredient in mixed juice production. Debittering grapefruit juice may extend its usage to new applications. The Company has only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from the sale or license of this process to date.

Soy Isoflavone Isolation

Sepragen has developed a proprietary RFC based process to purify isoflavones from a soy based raw material. The Company has named this process "Sepraflavone" and believes that soy isoflavones are desirable as health enhancing dietary supplements. The Company's research indicates that its process will enable a manufacturer to make purer product with consistent quality. However, no assurance can be given that the Company will be successfully in commercially developing the Sepraflavone process.

Other Food Applications.

Other food applications at an early stage of development are the removal of certain flavors from beverages such as wine and sake, improved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional proteins from eggs.

Necessity of Alliances and Partnerships

The Company's ability to develop and market its Sepralac(TM) process for whey separation and other potential food products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or strategic alliances with established companies in each market. The Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. While the Company continues to have discussions with a number of different companies, particularly those interested in its Sepralac(TM) process, and while it has established two strategic alliances in the dairy industry, there can be no assurance that the Company will be able to do so in the future or that any such partnership, joint venture or strategic alliance will be successful.

Columns, Systems and Resins

The Company is attempting to develop complete processes for food markets. However, for the biopharmaceutical market, its current product offerings include the "tools" needed to develop a process: workstations for control automation and monitoring the separation processes; resins and other chromatography media; and processes using RFC technology. The Company currently markets its Superflo(R) RFC columns and its QuantaSep(R) computer controlled system.

Superflo RFC Columns. The Company began marketing laboratory-scale RFC columns in 1987 and has installed over a hundred columns. Superflo(R) columns are now available in laboratory-scale, pilot-scale and commercial-scale configurations, from 50 milliliters to 350 liters in volume. The Company believes the linear scalability of Superflo(R) columns from laboratory-scale research and development work through commercial-scale processing and manufacture operations is particularly important to pharmaceutical and biotechnology companies seeking to minimize the expense and time required for commercializing newly discovered drugs. Of equal importance is the ability of Superflo(R) columns to be run in commercial-scale settings at relatively high fluid flow rates and relatively low hydrostatic pressures. In addition, Superflo(R) columns can be used with many different types of separations media currently available for liquid chromatography applications, such as ion exchange, affinity, hydrophobic, reverse phase and other types of absorption/desorption reactions. Superflo(R) columns can be run manually, on the Company's QuantaSep(R) system (discussed below) or on other chromatography systems.

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

QuantaSep Computer-Controlled Liquid Chromatography Systems. The Company markets QuantaSep(R) computer-controlled chromatography workstations. These systems consist of hardware and electronics, software, pumps, tubing, fittings, sensors, detectors and related equipment. They are capable of controlling the flow of multiple liquid inputs through an array of up to three chromatography columns and several process monitoring instruments. The QuantaSep(R) systems allow the benefit of computer controlled chemical process design and processing to be applied to liquid chromatography.

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

The QuantaSep can be used with columns providing flow rates from 100 milliliters per minute to 1,800 milliliters per minute. The current version of the QuantaSep system is designed to facilitate the development, optimization and scale-up of multi-step chromatography protocols for many different types of target biomolecules and to operate under the FDA's GLP and GMP drug development and manufacturing environments. The Company has further developed its QuantaSep technology for application to commercial-scale processing operations.

The QuantaSep system is available in several configurations and can be used with axial flow as well as radial flow columns. The price of the current QuantaSep 1000 version of the QuantaSep system ranges from $65,000 to $100,000, depending on the various features, sizes and options ordered.

QuantaSep 5000. The Company previously developed a custom large scale QuantaSep capable of delivering flow rates of up to 40 liters/minute. This technology is now being standardized in a QuantaSep 5000 product capable of delivering 5 liters/minute. This machine can be used to automate and control manufacturing processes in the biopharmaceutical industry or for pilot scale evaluations in food applications. It brings all the process features of the QuantaSep(R) to large scale use.

Version 3.x Software. In 1999, the Company developed a new software package for the QuantaSep system to address evolving needs for the use of RFC technology in larger manufacturing processes in biopharmaceutical and food applications. This "Windows NT" based software allows a user to continuously monitor the RFC process on a more stable platform. It operates in a highly intuitive manual mode as well as an automated mode. Remote control via the Internet is also available.

SepraSorb Media. Based in part upon the technology acquired in its purchase in June 1994 of certain assets of BPS Separations, a U.K. company that went into receivership, the Company has developed consumable resin and media products for chromatography columns. The SepraSorb(TM) media is based on a "sponge" as opposed to a "bead" configuration. This configuration has several significant advantages over conventional resins for "front-end" (pre-chromatography) separations of crude biological material. In a typical chromatographic separation process, cell debris or aggregates are removed from the raw material or feed stream prior to chromatography so as not to foul the chromatography media. This step increases the cost of the operation and reduces yield because of product loss associated with this step. The Company believes that the unique ability of the SepraSorb(TM) media to handle "dirty streams" without clogging will eliminate various pre-chromatography steps and increase overall yield and productivity of many purification processes. Tests show that SepraSorb(TM) media in radial flow columns combine the advantages of RFC and sponge media technologies and increase overall productivity of the process. In 1999, the Company commercially introduced SepraSorb(TM) cartridges to the biopharmaceutical market for research and lab use and intends to scale up production in the future. There have been no significant sales of this product to date.

SepraPrep Media. For its dairy and biotech applications, the Company has developed a beaded, high strength, high flow hydrophilic ion-exchange media "SepraPrep." The material is currently in use in the Company's Sepralac Process. The Company is currently pursuing FDA approval for this media for use as a secondary food additive.

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

Manufacturing and Supplies

The Company's products are produced by third party contract manufacturers. The Company assembles the products and performs quality control. The Company intends to continue to enter into additional arrangements with third parties to manufacture the components of its products according to specifications provided by the Company. For example, the Company has an agreement with a supplier who is headquartered in India to manufacture certain of its ion-exchange resins. The Company continues to monitor production at these manufacturing facilities to assure compliance with product specifications. In January, 1999, the Company also entered into an exclusive five year agreement with a vendor to supply column parts and accessories. While these agreements allow the Company to command more attention from its critical vendors, they also create a "single source" risk if the vendors are unable to meet the quality or delivery needs of Sepragen customers. There can be no assurance that the Company will be able to enter into future arrangements, on acceptable terms or at all, for the manufacture of its products by others or that any manufacturer will be able to meet any demand for such products on a timely or cost effective basis.

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

In 1999 approximately 39% of sales revenues were from sales to customers in the United States and 61% to customers outside the United States. Of the Company's 1999 sales revenues, approximately 79% was attributable to biotech sector sales and 21% to the dairy sector.

The Company's future growth and profitability in the biopharmaceutical sector will depend, in large part, on the velocity of scale-up activities in this market and in fostering acceptance among its customers of the use of the Company's products, namely Superflo(R) columns, QuantaSep systems and SepraSorb resins. Negotiating joint ventures and alliances in the dairy, food, and beverage industries is expected to drive the Company's growth in those segments. The Company's success in marketing its products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and benefits of the Company's products and technology. There can be no assurance that the Company's efforts or the efforts of others with which the Company allies itself will be successful, or that the Company's products will ever achieve the level of sales necessary for the Company to operate profitably.

Research and Development

The Company spent approximately $600,000 and $756,000 on research and development for the years ended December 31, 1999 and 1998, respectively. Substantially all of the Company's research and development expenditures to date have related to its QuantaSep systems and Sepralac(TM) and Seprabitt processes.

The Company maintains an on-going research and development program that covers the following areas:

(i) improvements and extensions of existing products which exploit the Company's patents to address specific customer needs;

(ii) continued development of separation media; and

(iii) continued development of commercial-scale liquid chromatography processes based on RFC technology for food and dairy applications.

Patents, Trademarks and Intellectual Property

The Company considers patent protection of its processes to be important to its business prospects. The Company currently holds fifteen patents and one allowed patent application in the United States relating to its technologies. In addition, the Company holds nine patents in various foreign countries.

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

U.S. Patent Reg. No. 4,867,947 (9/19/06) covers interface apparatuses for directing the output of a chromatography column to a point of use/detection and/or identification such as a mass spectrometry device

U.S. Patent Reg. No. 4,705,616 (9/15/06) covers a combination electrophoresis/ mass spectrometry probe for performing the two processes of electrophoretic separation of a sample followed by introduction of the separated sample to a mass spectrometry apparatus.

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

U.S. Patent Reg. No. 5,690,996 (11/2/12) covers absorbent medium.

U.S. Patent Reg. No. 5,756,680 (1/5/14) covers a method for sequential separation of whey proteins and formulations.

U.S. Patent Reg. No. 5,817,354 (8/22/16) covers a method for removing bitter compounds from citrus juice.

U.S. Patent Reg. No. 6,045,842 (8/22/16) covers a method for high throughput debittering of Limonin.

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

The Company's name, helix logo, "S" and Design, Superflo and QuantaSep trademarks are registered on the Principal Register of Trademarks maintained by the U.S. Patent and Trademark Office, and an application to register the mark Sepralac is pending.

Competition

The Company faces significant competition in three principal areas of its business. With respect to the Company's liquid chromatography equipment, resins and systems, competition comes from companies that make liquid chromatography equipment and systems and companies that make separation and purification equipment and systems that compete with liquid chromatography. In the market for liquid chromatography equipment and systems, the Company's major competitors are Amersham, Pharmacia, Millipore Corporation, Koch Filtration Products, PE BioSystems, in-house development by customers' engineering staff, and a number of smaller companies.

With respect to the Company's liquid chromatography processes under development for application in the food and dairy industries, the Company will face competition from existing producers of whey and other food ingredients who are attempting to develop existing separation technology for fractionating dairy ingredients. Such competitors include overseas companies Danmark Protein, and Immucell Corporation and Davisco International Incorporated in the United States. In addition, the Company may face competition from companies in the chromatography equipment industry such as PerSeptive Biosystems and Pharmacia to the extent the dairy and food industries begin using chromatography separation processes in the future and from companies providing competing technologies, such as membrane filtration and ion exchange, including Koch filtration Products, Calgon Carbon Corporation, Ionics and Osmonics, Inc., which are currently used in food separation processes.

Employees

As of June 12, 2000, the Company employed a staff consisting of 16 full-time and two part-time employees and several contractors and consultants. In order to maximize the efficiency of this small staff, most employees serve in various functions as different needs arise. The Company has not experienced any strikes or work stoppages and considers its relationship with its employees to be satisfactory. The Company's employees are not covered by any collective bargaining agreement.

The Company intends to add additional employees on an as needed basis in the areas of research, production, development, marketing, sales and administration. The Company's future success is substantially dependent on its ability to attract and retain highly competent technical and administrative personnel.

Item 2. Description of Property

The Company leases approximately 23,000 square feet of assembly, laboratory and office space in Hayward California and paid annual rent of $94,718 in 1999. Of this space, approximately 13,700 square feet are allocated to manufacturing, approximately 1,700 square feet to the Company's laboratories, and approximately 7,600 square feet to the Company's executive and administrative offices. The term of the lease expires on September 30, 2000. The Company has started negotiations for the extension of the lease with the landlord.

Item 3. Legal Proceedings

Neither the Company nor its officers or directors are parties to any pending legal proceedings involving a matter the outcome of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

The Company's IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants were quoted on Nasdaq Small Cap Market from March 23, 1995 until August 15, 1997. The Company's Class A Common Stock is now quoted on the OTC Bulletin Board (under the symbol SPGNE.OB). The Company's securities were delisted from the Nasdaq Small Cap Market because the Company failed to meet total asset and minimum share price requirements for continued listing. The high and low bid prices for the IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants as reported by the OTC Bulletin Board are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions. On March 23, 2000, the Class A and Class B Warrants (under symbols SPGNW and SPGNZ) expired.

	IPO Units		Class A Common Stock		Class A Warrants		Class B Warrants
	Low	High	Low	High	Low	High	Low	High
1998
First Quarter	$1.38	$2.19	$1.13	$1.94	$0.19	$0.25	$0.06	$0.13
Second Quarter	0.94	2.19	0.88	2.00	0.19	0.19	0.06	0.06
Third Quarter	0.31	1.06	0.38	0.88	0.06	0.12	0.06	0.06
Fourth Quarter	0.38	0.63	0.25	0.62	0.02	0.06	0.02	0.06
1999
First Quarter	$0.63	$1.19	$ .56	$0.94	$0.02	$0.05	$0.00	$0.02
Second Quarter	0.50	0.81	.56	0.81	.02	.05	.00	.02
Third Quarter	0.44	0.75	.56	0.69	.00	.01	.00	.01
Fourth Quarter	0.50	0.94	0.50	0.88	.01	.01	.00	.01

As of June 15, 2000, the last sale price as reported on the OTC Bulletin Board for the Class A Common Stock was $0.78. On March 23, 2000, the Class A Warrants and Class B Warrants expired.

There are no public markets for Class B or Class E Common Stock or Series A Preferred Stock; and Class E common is not transferrable. Beginning on March 31, 2000, Class E Common Stock became subject to mandatory redemption at $0.01 per share and a notice of redemption has declared June 15, 2000 as the effective date of the redemption.

(b) Holders. As of June 15, 2000, there were 36 record holders of Class A Common Stock, and 49 record holders of Class B Common Stock. The majority of the outstanding shares of Class A Common Stock are held of record by nominee holders on behalf of a number of ultimate beneficial owners which the Company has been informed exceeds 500.

(c) Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.

On November 3, 1997, the Company completed a private placement of 54 bridge units consisting of promissory notes and Class C warrants issued by the Company. No underwriter was used in the bridge unit offering, however, Dakin Securities Corporation acted as placement agent, and was paid $43,200 of which $35,000 was a commission and $8,200 was credited as a retainer for future services. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% (the "Bridge Notes") and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share (which was increased in 1998 to 10,000 shares per unit due to the failure of the Company to register the Class C Warrants with the Securities and Exchange Commission in a timely manner). The Bridge Notes became due six months from issuance and were repaid in 1998. The Class C Warrant holders have certain rights to require the Company to register their Warrants and underlying shares of Class A Common Stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended. The Warrants may be redeemed for $.05 by the Company if the Target Price of $4.00 per share (subject to adjustment) for the Company's Class A Common Stock exceeds $4.00 per share for 30 consecutive business days. The number and price of Class A Common Shares subject to the Class C Warrants are subject to adjustment if the underlying shares are recapitalized, otherwise adjusted or if there are subsequent issuances of securities by the Company. The Warrants expire on December 31, 2002. The Company sold $540,000 of Bridge Notes from which it received $505,000 in net proceeds. The offering was made pursuant to SEC Regulation D and was limited to accredited investors as defined by Regulation D. Debt issuance costs related to these notes of $35,000, plus the fair value of the Class C warrants issued of $110,700 were netted against the liability and were amortized as additional interest expense over the term of the notes.

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

On December 15, 1998, the Company issued to Eliezer Sternheim 520,833 shares of Class A Common stock and Warrants to purchase 52,083 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $250,000 cash. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

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

On December 15, 1998, the Company issued to Marcel Raedts, an employee of the Company, 104,167 shares of Class A Common stock and Warrants to purchase 10,417 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $50,000 in amounts owed to Mr. Raedts for services rendered. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under section 4(2) of the Securities Act of 1933, in a transaction that was not publicly offered.

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

From September 15 to December 15, 1999, the Company sold 1,213,333 shares of Class A Common Stock at $0.75 per share to 10 investors (for gross proceeds of $910,000 and net proceeds of $864,500) pursuant to a private offering managed by Crown Point , LLC. The shares were offered on a best efforts basis for a selling commission of 5% of gross proceeds and warrants to purchase 8% of the shares sold in the offering at an exercise price of $0.50 per share having an expiration date of December 31, 2002. The shares of Class A Common Stock were sold pursuant to exemption from registration under sections 4(2) and 4(6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered. Pursuant to the offering the following sales were made:

The Company agreed to use its best efforts to file a registration statement on or before May 15, 2000 with the Securities and Exchange Commission covering 1,333,334 shares of Class A Common Stock that were issued in a private placement. As of June 20, 2000, the Company had not filed a registration statement that included these shares. If the registration statement is not declared effective by the Securities and Exchange Commission by July 15, 2000, the Company must issue to the holders of the shares an additional 13,333 (1%) shares of Class A Common Stock on or before July 25, 2000 and must issue 13,333 additional shares of Class A Common Stock if the registration statement is not declared effective at the end of each thirty day period thereafter.

On March 15, 1999, the Company issued to four employees 132,013 shares of Class A Common Stock at $0.48 per share in exchange for $63,365 of accrued salary. Based upon the fair market price of $0.875 per share as of that date, the difference of the value of the Common Stock issued and the market price was $52,145. The shares of Class A Common Stock were sold pursuant to exemption from registration under sections 3(a) (11), 4(2) and 4 (6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered

On March 15, 1999, the Company issued to a consultant options to purchase 10,000 shares of Class A Common Stock at $0.50 per share in exchange for consulting services, which options were subsequently exercised. The fair market price as of that date was $0.875 per share for a total $8,750.

On September 15, 1999, the Company issued 35,002 shares of Series A Preferred Stock to Monterey Mechanical Co. of Oakland, California upon the conversion of $100,000 of accounts payable to Preferred Stock at $2.86 per share. The terms and conditions of the Preferred Stock held by Monterey Mechanical are the same as those for Anchor Products. The Series A Preferred Stock is convertible based upon a formula that increases the number of Class A Common Stock that will be issued based upon the number of shares, warrants and options issued by the Company for consideration less than $2.86 per share. The conversion ratio is currently 1:1. The shares were sold pursuant to exemption from registration under sections 3(a) (11), 4(2) and 4 (6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following table sets forth selected financial information with respect to the Company for each of the years in the five year period ended December 31, 1999 which have been derived from the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto, included elsewhere herein.

Selected Financial Data

	Year Ended December 31
Statements of Operations	1999	1998	1997	1996	1995
Revenues	$1,689,832	$1,987,086	$1,619,623	$1,002,562	$1,046,256
Net Loss	$(977,617)	$(1,206,340)	$(1,648,514)	$(3,579,049)	$(2,912,857)
Net Loss Per Share	$(0.19)	$(0.41)	$(0.58)	$(1.25)	$(1.25)

Weighted average number of shares outstanding	5,017,176	2,935,679	2,856,431	2,856,431	2,332,283

	December 31,
Balance Sheets	1999	1998	1997	1996	1995
Total Assets	$1,205,518	$1,320,829	$1,393,036	$1,407,425	$5,086,806
Total Liabilities	$1,293,651	$1,537,205	$1,898,743	$375,318	$490,012
Shareholders' Equity (Deficit)	$(700,232)	$(216,376)	$(505,707)	$1,032,107	$4,596,794

The following table is included as an aid to understanding the Company's operating results. The table sets forth the percentages which each item bears to revenues and the percentage change in dollar amounts from year to year.

	Percentage Relationship to Revenues		Year to Year Percentage Increase (Decrease)
	Percent of Revenues	Percent of Revenues	Year Ended	Year Ended
Account Name	1999	1998	1999	1998
Revenues	100%	100%	(15)%	23%
Cost and Expenses
Cost of goods sold	51%	46%	5%	3%
Selling, general and administrative	70%	61%	(4)%	(19)%
Research and development	35%	38%	(21)%	(12)%
Total costs and expenses	156%	145%	(9)%	(11)%
Loss from operations	(56)%	(45)%	(1)%	(45)%
Interest income and other, net	(1)%	(15)%	(92)%	2939%
Net loss	(58)%	(61)%	(19)%	(27)%

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

On August 6, 1999, Sepragen announced the beginning of commercial production utilizing its patented Sepralac process at Anchor Products, Ltd. of New Zealand. The commercial facility commissioned by Anchor Products, Ltd. has the capacity to extract several hundred kilograms of purified proteins from several hundred thousand liters of cheese whey each day. On September 21, 1999 the Company commissioned a production installation at Carbery Milk Products. The initial focus of the Carbery installation is to produce alphalactabumin for infant formula. The Company also signed an evaluation agreement for its Sepraflavone (TM) process with a major supplier of soy products. Although these developments contributed to revenues in 1999, potentially sustaining income in the form of royalties and additional sales is expected in 2000 and 2001. Until then, the Company believes its major revenue source will continue to be from "biotech" sales which are cyclical and uneven due to the low volume.

The Company expects overall revenues in 2000 to be measurably higher than during the previous year as a result of growth in revenues from biotech sales as well as contributions from the food and dairy sector. Additionally, the Company expects to see a reduction in the Research and Development expenses related to the development of Sepralac and Seprabitt processes. As of June 18, 2000, the Company has a backlog of orders of $500,000.

Net loss decreased by $228,723 or 19% from $1,206,000 in 1998 to $917,000 in 1999. The decrease was primarily from reduced expenses partially offset by lower sales as described below.

In 1999, net sales decreased by $297,000 or 15% from $1,987,000 in 1998 to $1,690,000 in 1999. This is attributable to the absence of license fees paid by Anchor and Carberry in 1998. The 1999 sales to the biotechnology sector remained essentially the same as the prior year, while revenue from license and evaluation was 47% of what it was in 1998. The Company's ability to ship and manufacture was adversely affected by its cash shortage during 1999. The recent infusion of capital in the form of cash investment in the fourth quarter of 1999 should reduce some of the problems in due course.

Gross margin decreased by $250,000 or 23% from $1,072,000 in 1998 to $822,000 in 1999. As a percentage of sales, gross margin decreased from 54% in 1998 to 49% in 1999. The decrease in gross margin was attributable to the higher license and evaluation fees that were received in 1998 that do not have cost of goods associated with it.

Selling, general and administrative expense decreased by $44,000 from $1,219,000 in 1998 to $1,175,000 due to the measures undertaken by the Company to cut costs and conserve cash.

Research and development expenses decreased by $156,000 from $756,000 in 1998 to $600,000 in 1999 due to reduction in some overhead associated with the research and development department and the completion of certain research projects.

Interest expense decreased by $279,000 from $303,000 in 1998 to $24,000 in 1999. In 1998 the Company recognized $70,000 of amortization of debt issuance costs, $92,000 amortization of the fair value of warrants issued and $131,000 interest expense related to the bridge loans and notes payable. In 1999, the Company recognized $24,000 of interest expense related to notes payable.

For the years ended December 31, 1999 and 1998, sales of the Company's products to foreign markets accounted for approximately 61% and 57%, respectively, of the Company's sales. Foreign sales expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of its products. In addition, the Company may experience difficulties in providing prompt and cost-effective service of its products in foreign countries. The Company does not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon the Company's business, operations and financial condition. The Company attempts to mitigate risks applicable to foreign sales by effecting foreign sales through established independent distributors with greater experience and resources for dealing with foreign customers and foreign trade issues, and by denominating all sales contracts in U.S. dollars, thereby minimizing risks from foreign currency exchange fluctuations.

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

Liquidity and Capital Resources

The Company used cash in operations of $729,000 and $798,000 during the years ended December 31, 1999 and 1998, respectively. Cash used in operations in 1999 was the result of the net loss incurred for the year of $978,000, offset by net non-cash expenses of $115,000, and the net change in operating assets and liabilities resulting in a source of cash of $134,000. Cash used in 1998 was the result of net loss incurred for the year of $1,206,000, offset by net non-cash expenses of $289,000, and the net change in operating assets and liabilities resulting in source of cash of $119,000.

Financing activities provided cash $1,060,000 and $795,000 during the years ended December 31, 1999 and 1998, respectively. The cash provided in 1999 resulted from the $870,000 issuance of common stock, $240,000 in debt financing, offset by reduction in debt of $90,000. The cash provided in 1998 resulted from the $300,000 issuance of common stock and $500,000 issuance of preferred stock, $705,000 in debt financing, offset by reduction in debt of $710,000.

At December 31, 1999 the Company had cash and cash equivalents of $358,000 as compared to $41,000 at December 31, 1998. At December 31, 1999 the Company had a working capital deficit of $261,000 as compared to working capital deficit of $491,000 at December 31, 1998. The reduction of the working capital deficit by $230,000 from December 31, 1998 to December 31, 1999 is primarily due to the net increase in cash as described above.

The working capital of the Company must increase significantly in order for the Company to fund the level of manufacturing and marketing required to meet any growth in demand for its products from the dairy, food and beverage, pharmaceutical and biotechnology industries during the next few years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy industries and to attract the interest of strategic partners in one or more of these markets.

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

See additional capital financing described under Item 5.

The Company's financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing strategy and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that it will be able to fund the Company's operations for the next 12 months. The Company is currently pursuing several avenues to raise additional capital including increasing revenues and reducing costs, entering into additional strategic partnerships and seeking to secure either debt or equity financing.

In August 1998, Sepragen announced the signing of a ten year license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac Process in Australia and New Zealand and non-exclusive world wide marketing rights to products produced by the Sepralac process. In return, Sepragen has received $700,000 out of a total of about $1 million from Anchor Products, comprised of license fees of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible in to Class A Common Stock (on share for share basis) at any time within the next two years and extendible for a further one year at Sepragen's option.

On October 15, 1998, the Company announced a five year licensing agreement for the Sepralac process with Carbery Milk products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have a manufacturing and marketing rights to certain products produced from the Sepralac Process. In return the Company will receive a license fee of $350,000, $200,000 was received in 1998 with the balance over three years at $50,000 per year.

The IPO Units, Class A Common Stock and Class A and Class B warrants were delisted from the Nasdaq SmallCap Market on August 15, 1997 and Pacific Stock Exchange ("PSE") on July 8, 1998. The Company did not meet the requirements for continued listing of securities on Nasdaq SmallCap Market and Pacific Stock Exchange. Since August 16, 1997, the Class A Common Stock has been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of the Company's securities. It is also likely the Company's securities will also be less liquid with a resulting negative effect on the value of such securities and the ability of the company to raise additional capital.

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

The Company is seeking to enter into strategic alliances with corporate partners in the industries comprising its primary target markets (biopharmaceutical, food and dairy). The Company's ability to develop and market its Sepralac process for whey separation and other potential food products and processes will be substantially dependent upon its ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, the Company will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. The Company believes that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to the Company. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. The Company hopes to enter into alliances that will provide funding to the Company for the development of new applications of its Radial Flow Chromatography (RFC) technology in return for agreements to purchase its equipment and royalty bearing licenses to the developed applications.

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

Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must restore positive cash flow or secure additional financing through either the sale of additional securities or debt financing to continue operations beyond the next 12 months. Although the Company is attempting to secure additional financing, there can be no assurance that such financing will be available to Company on reasonable terms or at all. The Company has not met the listing requirements required for continued listing of its securities on the Nasdaq SmallCap Market and the Pacific Exchange Tier II and is thinly traded on the over the counter bulletin board. See Item 6 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

Competition. In both its biopharmaceutical industry market and in the market for its process systems for the food, beverage, and dairy industries, the Company faces intense competition from better capitalized competitors. See Item 1 "Business-Competition."

Dependence on Joint Ventures and Strategic Partnerships. The Company's entry into the food, dairy and beverage market for its process systems will be substantially dependent upon its ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. There can be no assurance that the terms of any such alliances will produce profits for the Company. See Item 1 "Business-Necessity of Alliances and Partnerships."

Item 7. Financial Statements

(a) Financial Statements. The financial statements of the Company as of December 31, 1999, and for the two years then ended have been audited by Grant Thornton LLP, independent accountants, as indicated in their report thereon. The financial statements included in this section are as follows:

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders

Sepragen Corporation:

We have audited the accompanying balance sheet of Sepragen Corporation (the "Company") as of December 31, 1999, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sepragen Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

San Jose, California

March 17, 2000

SEPRAGEN CORPORATION

BALANCE SHEET

December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$ 358,233
Accounts receivable, less allowance for doubtful accounts of $20,000	399,017
Inventories	260,536
Prepaid expenses and other	14,511
Total current assets	1,032,297
Furniture and equipment, net	103,012
Intangible assets, net	70,209
$ 1,205,518
LIABILITIES AND DEFICIT IN SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 530,408
Notes payable, including $375,000 from shareholders	425,000
Accrued payroll and benefits	152,681
Accrued liabilities	118,253
Interest payable	67,309
Total current liabilities	1,293,651
Redeemable Class E common stock, no par value - 1,600,000 shares authorized; 1,209,894 shares issued and outstanding	12,099
Redeemable convertible Series A Preferred stock, no par value--5,000,000 shares authorized; 210,441 shares issued and outstanding (total liquidation preference of $601,861)	600,000
Shareholders' equity (deficit):
Class A common stock, no par value--20,000,000 shares authorized; 5,412,562 shares issued and outstanding	10,745,987
Class B common stock, no par value--2,600,000 shares authorized; 701,177 shares issued and outstanding	4,065,618
Additional paid in capital	202,220
Accumulated deficit	(15,714,057)
Total shareholders' deficit	(700,232)
$ 1,205,518

The accompanying notes are an integral part of this financial statement.

SEPRAGEN CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	1999	1998
Revenues:
Net sales	$ 1,689,932	$ 1,987,086
Costs and expenses:
Cost of goods sold	868,214	915,219
Selling, general, and administrative	1,175,403	1,218,808
Research and development	599,667	756,122
Total costs and expenses	2,643,284	2,890,149
Loss from operations	(953,352)	(903,063)
Interest expense	(24,265)	(303,277)
Net loss	$(977,617)	$(1,206,340)
Loss per common share, basic and diluted	$ (0.19)	$ (0.41)
Weighted average common shares outstanding	5,017,176	2,935,679

The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 1999 and 1998

	Common Stock				Additional Paid in Capital
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at January 1, 1998	2,155,254	$8,848,075	701,177	$4,065,618	$110,700	$(13,530,100)	$(505,707)
Issuance of Warrants in Connection with Bridge Financing	-	-	-	-	91,520	-	91,520
Conversion of Bridge Debt into Class A Common Stock at $.48 per share	804,760	377,494	-	-	-	-	377,494
Conversion of Shareholder Debt into Class A Common Stock at $.48 per share	368,035	176,657	-	-	-	-	176,657
Conversion of accounts payable into Class A Common Stock at $.48 per share	104,167	50,000	-	-	-	-	50,000
Issuance of Class A Common Stock at $.48 per share	625,000	300,000	-	-	-	-	300,000
Net loss						(1,206,340)	(1,206,340)
Balance at December 31, 1998	4,057,216	9,752,226	701,177	4,065,618	202,220	(14,736,440)	(716,376)
Issuance of options and Class A Common Stock for services and accrued liabilities	142,013	129,261	-	-	-	-	129,261
Issuance of Class A Common Stock at $0.71 per share	1,213,333	864,500	-	-	-	-	864,500
Net Loss						(977,617)	(977,617)
Balance at December 31, 1999	5,412,562	$10,745,987	701,177	$4,065,618	$202,220	$(15,714,057)	$(700,232)

The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

STATEMENTS OF CASH FLOWS

for the years ended December 31, 1999 and 1998

	1999	1998
Cash flows from operating activities:
Net loss	$ (977,617)	$ (1,206,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,654	289,151
Issuance of Common Stock at a discount	60,896	-
Changes in assets and liabilities:
Accounts receivable, net	128,828	43,023
Inventories	184,856	(126,532)
Prepaid expenses and other	17,500	30,473
Accounts payable	(335,270)	379,424
Accrued liabilities	97,094	3,903
Accrued payroll and benefits	(3,382)	10,924
Interest payable	24,265	47,346
Customer deposits	(40,797)	(269,684)
Net cash used in operating activities	(728,973)	(798,312)
Cash flows from investing activities:
Acquisition of fixed assets	(13,430)	--
Cash flows from financing activities:
Proceeds from issuance of common stock	869,500	300,000
Proceeds from issuance of preferred stock	-	500,000
Net proceeds from notes payable from shareholders	260,000	155,000
Payment (proceeds) of notes payable	(70,000)	550,000
Payment on bridge loan	-	(710,000)
Net cash provided by financing activities	1,059,500	795,000
Net increase (decrease) in cash	317,097	(3,312)
Cash at beginning of period	41,136	44,448
Cash at end of period	$ 358,233	$ 41,136

Supplemental disclosure of cash information:
Cash paid during the year for taxes	$ 800	$ 800
Conversion of liabilities into Common and Preferred Stock	229,261	604,151

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

Summary of Significant Accounting Policies:

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk: The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses on customer accounts, when probable, and such losses have been within management's expectations.

Approximately 61% and 57% of net sales for the years ended December 31, 1999 and 1998, respectively, were to customers outside the United States.

For the year ended December 31, 1999, two customers individually accounted for 24% and 16% of sales. For the year ended December 31, 1998, the Company had two customers who individually accounted for 16% and 11% of sales.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories: Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to net realizable value.

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

Intangible Assets: Intangible assets, consisting of internal and purchased patent application costs, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the patents of approximately seven years. Accumulated amortization on patents is $194,019 on December 31, 1999.

Fair value of financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value due to the short-term nature of such instruments. The fair value of stockholders' notes payable cannot be determined as no market exists for such instruments

1. Operations and Summary of Significant Accounting Policies: (Continued)

Income Taxes: The Company uses an asset and liability approach for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

Revenue Recognition: The Company recognizes revenue from product sales upon shipment and customer acceptance.

Research and development: Expenses related to present and future products are expensed as incurred.

Loss Per Common Share: Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the treasury stock method and convertible securities using the "if-converted" method. The assumed exercise of 1,298,361 options and warrants and assumed conversion of 210,441 convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

2. Basis of Presentation:

The Company has had recurring losses, deficits in equity and working capital and has used cash in operating activities in 2000 and 1999. Although there can be no assurance that the Company will ever achieve profitable operations, the Company expects overall revenues in 2000 to be measurably higher than during the previous year as a result of growth in revenues from biotech sales as well as contributions from the food and dairy sector. Additionally, the Company expects to see a reduction in research and development expenses related to the development of the Sepralac and Seprabitt processes as each is ready for commercial distribution.

During March 2000, the Company sold 2,022,333 shares of Class A Common Stock and received net proceeds of $1,440,912 and converted $190,565 of notes payable and accrued liability into 300,835 shares of Class A Common Stock. Management believes the funds raised along with cash generated by operations will be sufficient to fund operations through December 31, 2000.

3. Inventories:

Inventories consist of the following at December 31, 1999:

Raw materials	$ 174,715
Finished goods	85,821
$ 260,536

4. Furniture and Equipment:

Furniture and equipment consist of the following at December 31, 1999:

Office equipment	$ 83,961
Machinery	79,963
Furniture and fixtures	5,813
Lab equipment	114,033
Leasehold improvements	283,691
Autos	6,309
573,770
Less accumulated depreciation and amortization	(470,758)
$ 103,012

5. Notes Payable:

Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000 payable with interest at 9.5% per annum, of which $300,000 was from shareholders of the Company and $100,000 was from an unrelated party. In December, 1998, the Company converted $165,000 of the shareholder's debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock. In 1999, the Company paid $20,000 to a shareholder and the remaining balance due shareholders of $115,000 is outstanding and $50,000 payable to the unrelated party is also outstanding. The Company is in negotiation with the note holders to extend the due date from March 1, 2000 or to pay or convert the notes into Common Stock.

On August 18, 1999, the Company received proceeds from a convertible note payable from a shareholder of $260,000 with interest at 9.5% per annum due in April 2000.

6. Bridge Notes Payable:

On August 19, 1998, the Company completed a debt refinancing transaction whereby the Company borrowed $550,000 from Mr. K. Charles Janac pursuant to a convertible Secured Promissory Note issued by the Company (the "Note") in the principal amount of $550,000 and bearing interest at the rate of 9.75% per annum. The Note was convertible into shares of Class A Common Stock at the option of Mr. Janac on December 15, 1998 by converting the principal balance and any unpaid interest due under the Note into Class A Common Stock at the rate of $0.46875 per share. In addition, as further consideration for the loan of funds of the Company, the Company issued to Mr. Janac a warrant, exercisable at any time on or before August 18, 2003, to purchase up to 234,667 shares of Class A Common Stock at $0.46875 per share (the "Warrants"). The Company calculated the fair value of the Warrants at $91,250 and amortized this as interest expense over the life of the loan. As security for the Note, the Company entered in to a security Agreement granting Mr. Janac a first priority security interest in the property, tangible and intangible of the Company, as well as a Patent and Trademark Mortgage granting Mr. Janac a security interest in all the patents and trademarks of the Company. The Company used the funds loaned by Mr. Janac to retire $532,242 of existing debt and accrued interest incurred by the Company in connection with a certain bridge financing originally undertaken by the Company in October of 1997, to pay legal fees and costs of the transaction, and approximately $7,000 was utilized for working capital.

6. Bridge Notes Payable (Continued):

On December 8, 1998, the Company paid $200,000 to Mr. Janac as a partial payment of the Note. Mr. Janac also agreed to convert the remaining balance of $366,308 of the Note in principal and accrued interest into Class A Common Stock at $0.46875 per share. In consideration of the conversion the Company issued 781,457 of Common A Shares to Mr. Janac. At the same time, the UCC filing granting Mr Janac security interest in the Company's assets was removed. In addition, the Company converted an additional $10,000 of Bridge Debt principal and $1,186 in accrued interest into 23,303 shares of Class A Common Stock.

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

On September 15, 1999, the Company issued 35,002 shares of Series A Preferred Stock to Monterey Mechanical Co. of Oakland, California upon the conversion of $100,000 of accounts payable into Series A Preferred Stock at $2.86 per share. The terms and conditions of the Preferred Stock held by Monterey Mechanical are the same as those for Anchor Products.

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

In September 1999, Sepragen Corporation sold 290,667 shares of Class A Common Stock at $.75 per share to four investors in a private transaction exempt from securities registration under the Securities Act of 1933, as amended, and raised $218,000.

In December 1999, the Company sold 922,667 shares of Class A Common Stock at $.75 per share to six investors and raised $692,000 in gross process and $657,499 in net proceeds. It also converted $68,366 of deferred salary and consulting fees into 142, 013 of Class A Common Stock. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

9. Stock Options:

The Company has issued non-qualified stock options to purchase shares of the Company's common stock to certain employees, consultants, and directors. The options vest over a period of two to ten years. Shares issued under the existing stock option agreements are subject to various restrictions as to resale and right of repurchase by the Company. Generally, the exercise price is not less than the fair value of the common stock at the date of grant.

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

9. Stock Options: (Continued)

The following table summarizes the Company's stock option activity for the years ended December 31:

	1999		1998
		Weighted- Average Exercise		Weighted- Average Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,192,629	$1.37	804,505	$2.58
Granted	166,732	0.75	455,000	0.40
Forfeited	(61,000)	0.38	(66,876)	2.64
Outstanding at end of year	1,298,361	$1.30	1,192,629	$1.37
Options exercisable at year-end	1,078,580		459,629

The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 31, 1999	Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Outstanding at December 31, 1999	Weighted Average Exercise Price
Range of Exercise Prices
$0.38 to $0.55	741,032	0.87	$0.40	689,563	$0.39
$0.72 to $1.50	314,400	3.38	0.82	150,088	0.87
$2.38 to $5.00	242,929	4.18	4.64	238,929	4.66
Total	1,298,361	2.72	$1.30	1,078,580	$1.41

In October, 1998, the Company reduced the exercise price of Stock options from $0.88 to $7.62 per share to the fair market value of $0.38 per share for specific individuals.

9. Stock Options: (Continued)

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees. Compensation expense is recorded when the exercise price of options is less than the fair value of the common stock at the measurement date, or when options previously issued are modified.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss and net loss per share in 1999 and 1998 would have been:

	1999	1998
Net loss as reported	$(977,617)	$(1,206,340)
Pro forma	(1,087,538)	$(1,380,375)
Net loss per share, as reported	$(0.19)	$(0.41)
Pro forma	$(0.23)	$(0.47)

The weighted average fair value of options granted during 1999 and 1998 was $0.54 and $0.35, respectively. The fair value of each option granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	1999	1998
Risk free interest rate	5.49%	4.48%
Expected life (years)	4	2.2
Volatility	139%	122%
Dividend yield	--	-

10. Income Taxes:

Deferred tax assets are comprised of the following at December 31, 1999 (rounded):

Net operating loss carryforwards	$5,550,000
Research and development credit carryforwards	568,000
Other differences between financial reporting and tax basis of assets and liabilities	64,000
6,182,000
Valuation allowance	(6,182,000)
Net deferred tax assets	$ -

Due to the uncertainty of the realization of the net deferred tax assets, the balance has been fully reserved. The valuation allowance increased by $336,600 for the year ended December 31, 1999.

The difference between the income tax benefit at the Federal statutory rate and the Company's effective tax rate is as follows:

For the years ended December 31:

	1999	1998
Statutory federal income tax rate	34%	34%
State income taxes	6	6
Change in valuation allowance	(40)%	(40)%
	-	--

At December 31, 1999, the Company had net operating loss carryforwards available to reduce its future taxable income of approximately $14,791,000, for federal income tax purposes, and $6,782,000 for California state franchise purposes. These net operating losses expire at various times through 2019.

For federal and state tax purposes, the Company's net operating loss and tax credit carryforwards could be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state laws.

11. Commitments:

The Company currently rents its office and production facility under an annual operating lease which expires September 30, 2000. Rental expense for the years ended December 31, 1999 and 1998 was $94,718 and $86,599, respectively. The minimum rental commitment remaining on the leased property is $75,098.

On August 30, 1994, the Company entered into an employment agreement with Vinit Saxena, its President. The agreement is for a six year term (expiring September 2000). Mr. Saxena is to receive a salary of $125,000 per annum, plus a bonuses of up to $25,000 per annum. In addition, the agreement includes certain other insurance and severance benefits.

12. Restricted Shares:

The Company has 1,209,894 restricted shares of Class E common stock issued and outstanding at December 31, 1999. These shares will convert to Class B common stock upon the Company's attainment of certain predetermined earnings or market price targets. In the event the Company attains any of the predetermined earnings or market price targets, the fair market value of these shares at the time they are converted to Class B common stock will be deemed additional compensation expense to the extent such shares are held by officers, directors, consultants or other employees of the Company. The Company will, in such event, recognize a substantial non-cash charge to earnings which could have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. If these predetermined earnings and market price targets are not met by December 31, 1999, the shares will be redeemed by the Company at $.01 per share. A notice of redemption has declared that June 15, 2000 will be the effective date of the redemption.

13. Segment Reporting:

Sepragen has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment. Operating results by segment are as follows:

	Biotech	Food and Beverage
Sales	$1,336,000	$354,000
Cost of goods sold	721,000	147,000
Gross Profits	615,000	207,000

14. Restated Quarterly Net Loss:

On March 15, 1999, the Company issued to four employees 132,013 shares of Class A Common Stock at $0.48 per share in exchange for $63,365 of accrued salary. Based upon the fair market price of $0.875 per share as of that date, the difference of the value of the Common Stock issued and the market price was $52,145.

On March 15, 1999, the Company issued to a consultant options to purchase 10,000 shares of Class A Common Stock at $0.50 per share in exchange for consulting services, which options were subsequently exercised. The fair value of the options issued was $8,750. The costs associated with the issuance of the 132,013 shares and 10,000 options were not recorded until the fourth quarter of 1999. Had these charges been recorded in the first quarter of 1999, the previously reported results would have been as follows:

Year to Date	Net Loss as Reported	Net Loss Restated	Net Loss per Share As Reported	Net Loss per Share Restated
March 31, 1999	$(179,759)	$(240,655)	$(0.04)	$(0.05)
June 30, 1999	(373,494)	(434,390)	(0.08)	(0.09)
September 30, 1999	(654,857)	(715,753)	(0.14)	(0.15)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(i) Effective January 13, 1998, Coopers & Lybrand LLP, was dismissed as independent accountants for Sepragen Corporation.

(ii) Commencing with the audit report and the financial statements for the Company's fiscal year ended December 31, 1996, Coopers & Lybrand LLP's opinion on the financial condition of the Company was modified due to recurring losses and cash flow deficiencies from operations that raised substantial doubt as to the Company's ability to continue as a going concern, as more fully described in Note 1 to the Company's financial statements for such period.

(iii) The decision to change the Company's independent accountants was approved by the Board of Directors of the Company.

(iv) There have been and are no current disagreements with Coopers & Lybrand LLP (predecessor entity to Pricewaterhouse Coopers LLP) on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.

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
Vinit Saxena

President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Director of the Company since 1985. He is the inventor of the Company's original radial flow chromatography technology. His background includes several years as a biochemical engineer, product marketing manager, and prior to joining Sepragen, as a product marketing manager for industrial chromatography with Bio-Rad Laboratories (from 1980-1984) and a manager of production and bioengineering for Bio-Response (now Baxter Healthcare) (from 1984-1985). Mr. Saxena has an M.S. in Chemical Engineering from Syracuse University and an M.B.A. from the University of California at Berkeley. Mr. Saxena also serves as a director of Scan Incorporated of Mountain View, California, a privately-held artificial intelligence medical imaging company.

	44	1985
Armin Ramel*

Director of the Company since September 1986 and was elected as Secretary of the Company in 1995. He has been employed since July 1993 as Vice President of Product Development of Scios Nova Inc., a publicly-held biotechnical company. From November 1982 to June 1993, Dr. Ramel was employed by Genentech, his last position there being Senior Director of the Process Science Division from April 1991 to June 1993. From 1969 to October 1982, Dr. Ramel was employed in various positions at Hoffmann - La Roche, Inc., his last position there being Director of the Biopolymer Research Department from 1977, to October 1982. Prior to 1969, he was a professor at the University of Basel, Switzerland and State University of New York at Buffalo. Dr. Ramel holds a Ph.D. in physical chemistry from the University of Basel.

	74	1986
Henry N. Edmunds. Dr. Edmunds served as Vice President of corporate development and Chief Financial Officer of SangStat Medical Corporation, a Menlo Park, California based company, since 1992. From 1985 until 1992, Dr. Edmunds was Director of Business Development and business manager of Genencor, Inc., a South San Francisco, California biotechnology company. Dr. Edmunds received his Ph.D. in Biotechnology from the University of California, Berkeley and his M.B.A. from the Stanford School of Business.	57	1997
John Walker.* Mr. Walker successfully managed and sold companies in separations and dairy fields. He founded the Northern California region of TEC (The Executive Committee, an organization dedicated to the empowerment of CEOs). He mentors six new chairpersons of TEC. He also runs his consulting firm John Walker and Associates, which provides, among other things, strategic planning and management assistance to high tech companies. Mr. Walker has a B.A. in Industrial Engineering from Georgia Tech and an M.B.A. from Stanford University.	54	1998
Joseph R. Mallon, Jr.

On April 1, 1995, Mr. Mallon was appointed President, Chief Executive Officer of the Board of Measurement Specialties, Inc. ("MSI"). Mr. Mallon has served on the Board of Directors of MSI since April 1, 1992. In October 1985, Mr. Mallon co-founded NovaSensor, a leader in the field of micromachined pressure and acceleration sensors, where he served as Co-President and Director until its acquisition in 1990, by Lucas Industries, Inc., a United States subsidiary of Lucas Industries plc of the United Kingdom. From that time until his departure in January of 1993, Mr Mallon was the Executive Vice President and Director of Lucas NovaSensor. Mr. Mallon holds a B.S. in Science from Fairleigh Dickinson University, and a M.B.A. from California State University.

	54	1999

* Member of the Compensation Committee and Audit Committee.

Kris Venkat resigned as a director of the Company in 1999.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. The Company has established audit and compensation committees, a majority of whose members must be non-employee directors. Dr. Edmunds and Mr. Walker serve on the audit and compensation committees. Officers are elected annually by the Board of Directors and serve at the discretion of the Board (and in the case of Mr. Saxena, pursuant to his employment agreement).

Indemnification

Pursuant to the Company's Articles of Incorporation, as amended, Bylaws and certain written agreements dated October 27, 1994, officers and directors of the Company will be indemnified by the Company to the fullest extent allowed under California law for claims brought against them in their capacities as officers or directors. The Company has obtained directors' and officers' liability insurance. No assurance can be given that the Company will be able to maintain such insurance at a reasonable price. Indemnification will not be provided if the officer or director does not act in good faith and in a manner reasonably believed to be in the best interests of the Company, or, with respect to any criminal proceedings, if the officer or director had no reasonable cause to believe his conduct was lawful. Accordingly, indemnification may be sought for liabilities arising under the Securities Act. The Underwriting Agreement for the Company's IPO contains provisions under which the Company and Blair have agreed to indemnify each other (including officers and directors) for certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and may, therefore, be unenforceable.

Compliance with Section 16(a) of the Exchange Act

The following directors and officer have not filed updated reports pursuant to Section 16(a) of the Exchange Act:

Vinit Saxena	Form 5
Armin Ramel	Form 5
*Quirin Miranda	Form 5
*Robert Leach	Forms 3 and 5
Henry Edmunds	Forms 3 and 5
**Kris Venkat	Forms 3 and 5
John Walker	Forms 3 and 5
Joseph R. Mallon, Jr.	Forms 3 and 5
Special Situations Private Equity Fund, L.P.	Form 3

*=Resigned during 1998

**=Resigned during 1999

Item 10. Executive Compensation

Compensation of Directors

Members of the Board of Directors who are not employees of the Company do not currently receive cash compensation. Pursuant to the stock option plans, they are eligible for stock options.

Compensation of Executives

Employment Agreements

On August 30, 1994, the Company entered into employment agreements with Mr. Vinit Saxena as its President and Chief Executive Officer. Mr. Saxena's agreement is for a six-year term. Mr. Saxena is to receive a salary of $125,000 per annum, plus bonuses up to $25,000 per annum. Such compensation may be increased and bonuses may be given upon the approval of the Board of Directors of the Company. Mr. Saxena has agreed to devote his full time and efforts to his employment with the Company. He will be entitled to participate in employee benefit plans.

The Company has the right to terminate either agreement for cause or as a result of death or permanent disability. Except in the case of termination for cause, upon early termination of their agreements, Mr. Saxena will be entitled to receive his salary plus fringe benefits for a period of 36 months, from the date of termination and any bonuses prorated through the date of termination, so long as he does not violate the nondisclosure and nonsolicitation provisions of his agreement; provided, however, any salary and benefits to be received after termination will be reduced by any salary and benefits he receives from any successor position during the post-termination payment period.

Mr. Saxena has agreed not to disclose to anyone confidential information of the Company during the term of his employment or thereafter and will not compete with the Company during the term of his employment. All work, research and results thereof, including, without limitation, inventions, processes or formulae, conceived or developed by Mr. Saxena during the term of employment which are related to the business, research, and development work or field of operation of the Company, shall be the property of the Company.

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

Options Granted

As of December 31, 1999, the Company had outstanding 1,298,361 options to purchase shares of Class A Common Stock issued to five directors, 11 employees and seven consultants at prices ranging from $0.38 to $5.00 per share. These amounts exceed the limits under the 1994 and 1996 Stock Option Plans. To accommodate the additional grants of stock options, the Board of Directors is in the process of establishing a new Stock Option Plan which will be subject to shareholder approval and will authorize 650,000 shares of Class A Commons Stock to be issued under a new stock option plan.

Other Outstanding Stock Options

In addition to the shares of Class A Common Stock with respect to which options may be granted under the Company's Stock Option Plans, the Board of Directors of the Company granted nonqualified options to various investors and current and former directors, employees, and consultants to the Company of which one option remains outstanding to purchase 314 shares of Class B Common Stock at an exercise price of $3.01 per share, which is now fully vested.

401(k) Profit Sharing Plan

In 1995, the Company adopted a 401(k) profit sharing plan under which employees may defer a portion of their salary. The Plan became effective in 1996 and employee deferrals and employer contributions of $38,885 were made in 1999 and $51,000 in 1998.

Summary Compensation Table

The following table sets forth all compensation paid for the past three fiscal years to the chief executive officer and to executive officers whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 1999.

		Annual Compensation		L-T Compensation
(a)	(b)	(c)	(d)	(g)
Name and Principal Position	Year	Salary (1)(2)	Bonus	Securities underlying Options/SARs(#)
Vinit Saxena, President, Chief Executive Officer and Chief Financial Officer	1999	$133,096	$0	0
	1998	$123,640	$0	410,000
	1997	$113,925	$0	40,000

(1) Includes all amounts paid or accrued and includes $500 and $500, respectively, matching contributions to the Company's 401K Plan. As of April 1995, Mr. Saxena's base salary increased to $125,000 per year under his new employment agreement. See "Employment Agreements."

(2) Includes health insurance costs for Mr. Saxena and his family in the amounts of $6,894, $7,596, and $7,596 during 1997, 1998 and 1999, respectively.

Option/SAR Grants in Last Fiscal Year 1999

	Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Options/SARs Granted	Percent of Total Options SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Vinit Saxena President, Chief Executive Officer, Chief Financial Officer & Chairman of the Board(1)	None	0%	$0*	n/a

Aggregated Option/SAR Exercises in Last Fiscal Year 1999 and

1999 Fiscal Year-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
	Shares Acquired on	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value ofUnexercised In-the-Money Options/SARs at FY End
Name	Exercise (#)(1)	($)	Unexercisable	Exercisable	Unexercisable	Exercisable
Vinit Saxena President, Chief Executive Officer, Chief Financial Officer & Chairman of the Board	0	$0	410,000	247,724	$254,200	$6,128

(1) Based on an assumed market value of $1.00 per share of Class A Common Stock.

In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long term incentive plan compensation to the executive officers named above.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of June 15, 2000 of: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Class A and Class B Common Stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner or Number in Group	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (1)	Percentage of Voting Power
Vinit Saxena (2) 30689 Huntwood Avenue Hayward, CA 94544	1,124,000	12%	19%
Michael Schneider (3) 150 Encinal Avenue Atherton, CA 94025	786,430	8%	18%
K. Charles Janac (4) 651 River Oaks Parkway San Jose, CA 95134	1,016,124	11%	8%
Eliezer Sternheim, Ph.D. (5) 46871 Bayside Parkway Fremont, CA 94538	572,916	6%	5%
Henry N. Edmunds (6) 11096 Caminito Alvarez San Diego, CA 92126-5710	190,218	2%	2%
Armin Ramel, Ph.D. (7) 4 Sandstone Portola Valley, CA 94028	127,688	1%	1%
Joseph R. Mallon (8) 5 Tanager Lane Morristown, NJ 07960	112,000	1%	1%
John Walker (9) 980 Covington Road Los Altos, CA 94024	40,000	*%	*%
Special Situations Private Equity Fund, L.P. (10) 153 E. 53rd Street 51st Floor New York, NY 10022	1,333,334	14%	11%
All directors and executive officers as a group (5 in number)	1,593,906	17%	23%

* = less than 1%.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated below. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended. The Company has two classes of Common Stock outstanding, Class A and Class B. Class E Common Stock became subject to redemption on March 31, 2000 and a notice of redemption has declared June 15, 2000 to be the effective date of the redemption and was not included in the above calculations.

(2) Amounts and percentages include (i) 296,281 shares of Class B Common Stock which is convertible into one share of Class A Common Stock. Each share of Class B Common Stock has five votes per share); (ii) options to purchase 661,671 shares of Class A Common Stock; (iii) options to purchase 45,866 shares of Class A Common Stock, held by Renu Saxena, an employee of the Company and the spouse of Vinit Saxena; and (iv) 5,903 shares of Class B Common Stock owned jointly by Renu Saxena and Rakesh Chabra (Renu Saxena's brother).

(3) Amounts and percentages include (i) 337,483 shares of Class B Common Stock (ii) 275,614 shares of Class A Common Stock.

(4) Amounts and percentages include 781,457 shares of Class A Common Stock and warrants to purchase 234,667 shares of Class A Common Stock.

(5) Amounts and percentages include 520,833 shares of Class A Common Stock and warrants to purchase 52,083 shares of Class A Common Stock.

(6) Amounts and percentages include (i) options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans; (ii) 10,000 Class C Warrants to purchase Class A Common Stock, (iii) 127,471 shares of Class A Common Stock and (iv) warrants to purchase 12,747 shares of Class A Common Stock.

(7) Amounts and percentages include (i) options to purchase 61,747 shares of Class A Common Stock granted under the Company's Stock Option Plans; (ii) 59,946 shares of Class A Common Stock and (iii) warrants to purchase 5.995 shares of Class A Common Stock.

(8) Amounts and percentages include 72,000 shares of Class A Common Stock and options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans.

(9) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under the Company's Stock Option Plans.

(10) Includes 1,333,334 shares of Common Stock. Does not include additional 13,333 shares of Class A Common Stock if the Company does not complete the registration of the shares by July 15, 2000, and an additional 13,334 shares for each month thereafter in which the registration is not declared effective.

Item 12. Certain Relationships and Related Transactions.

Grant of stock options

The following directors and officer were granted stock options:

	Grant Date	Expire Date	Option Shares	Exercise $/share
Vinit Saxena, CEO, CFO, Director & Chairman	10/14/98	10/14/00	410,000	0.38
John Walker, Director	12/1/98	12/1/02	40,000	0.50
Joe Mallon	12/1/99	12/1/03	40,000	0.72

Bridge Notes

The following officer and directors purchased Bridge Notes and related Class C warrants from the Company pursuant to its November 3, 1997 private placement:

Dr. Kris Venkat	$10,000
Dr. Henry N. Edmunds	$10,000
Dr. Quirin Miranda	$25,000

Drs. Venkat and Miranda were repaid in August 1998 and Dr. Edmunds convert his note to Class A Common Stock on December 15, 1998.

Shareholder notes

In May 1997, the Company borrowed $100,000 from a shareholder of the Company, payable with interest at 9.5% per annum and was due March 1, 1999. In June 1997, the Company borrowed $25,000 from Dr. Armin Ramel, a director and shareholder of the Company, payable with interest at 9.5% per annum and such debt was converted to Class A Common Stock on December 15, 1998. In June 1998, the Company borrowed $125,000 from H. Michael Schneider, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and such debt was converted into Class A Common Stock on December 15, 1998. In August 1998, the Company borrowed $30,000 from Robert Leach, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and $15,000 of such debt was converted into Class A Common Stock on December 15, 1998 with the remaining $15,000 became due and payable on March 1, 1999. The unpaid notes are now past due and subject to collection and additional costs. Terms for repayment and extension are being negotiated.

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

On December 15, 1998, the Company issued to Michael Schneider, a former director and more than 5% shareholder of the Company, 275,614 shares of Class A Common stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider.

On December 15, 1998, the Company issued to Robert Leach, a former director of the Company, 32,475 shares of Class A Common stock and Warrants to purchase 3,248 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $15,588 of notes and accrued interest held by Mr. Leach.

On December 15, 1999, the Company issued to Koyah Leverage Partners 266,667 shares of Class A Common Stock at $0.75 per share in exchange for $200,000 cash.

On December 15, 1999, the Company issued to Koyah Partners LP 66,667 shares of Class A Common Stock at $0.75 per share in exchange for $50,000 cash.

On December 15, 1999, the Company issued to Joseph R. Mallon 72,000 shares of Class A Common Stock at $0.75 per share in exchange for $54,000 cash.

On December 15, 1999, the Company issued to Summit Securities, Inc. 333,333 shares of Class A Common Stock at $0.75 per share in exchange for $250,000 cash.

On December 15, 1999, the Company issued to Vinit Saxena, President and Chief Operating Officer, 62,369 shares of Class A Common Stock at $0.48 per share in exchange for $29,937 of deferred salary .

On December 15, 1999, the Company issued to Sanjeev Saxena, an employee and brother of Vinit Saxena, 35,938 shares of Class A Common Stock at $0.48 per share in exchange for $17,250 of deferred salary .

On December 15, 1999, the Company issued to Renu Saxena, an employee and spouse of Vinit Saxena, 21,875 shares of Class A Common Stock at $0.48 per share in exchange for $10,500 of deferred salary .

Item 13. Exhibits and Reports on Form 8-K

Each exhibit identified below is filed as part of this report. Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

(a) Exhibits.

The following exhibits are filed as part of this Report:

1.1(1)	Form of Underwriting Agreement
3.1(1)	Restated Articles of Incorporation of the Company, as amended to date
3.2(2)	Restated Bylaws, as amended to date.
3.3(6)	Certificate of Determination
4.1(1)	Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, including Forms of Class A Warrant Certificates and Class B Warrant Certificates
4.2(1)	Form of Unit Option Agreement between the Company and the Underwriter
4.3(1)	Form of Specimen Class A Common Stock Certificate
4.4(1)	Form of Specimen Class B Common Stock Certificate
4.5(1)	Form of Specimen Class E Common Stock Certificate
4.6(1)	Bridge Warrant Agreement, including forms of Bridge Warrant Certificate
4.7(7)	Warrant Agreement with Charles Janac
10.1(2)	Lease dated July 3, 1995 between Hayward Business Park, Inc. and the Company.
10.2(1)+	Employment Agreement between the Company and Vinit Saxena effective September 1, 1994
10.3(1)+	Employment Agreement between the Company and Q. R. Miranda effective September 1, 1994
10.4(1)	Form of Indemnification Agreement between the Company and each director and officer of the Company
10.5(1)	Convertible Promissory Notes and Warrants
10.6(1)+	1994 Stock Option Plan
10.7(3)	Master Purchasing Agreement with Thermax Limited dated April 23, 1996
10.8(4)+	1996 Stock Option Plan
10.9(7)	Convertible Secured Promissory Note issued by the Company to Charles Janac
10.10(7)	Security Agreement with Charles Janac
10.11(7)	Patent and Trademark Mortgage
16.1(5)	Letter on Change in Certifying Accountant.
23	Consent of Grant Thornton LLP
27	Financial Data Schedule

(1)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
(2)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(4)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(5)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated January 13, 1998.
(6)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated September 4, 1998.
(7)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.

(b) Reports on Form 8-K.

No Forms 8-K were filed in the fourth quarter of 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on this 23rdth day of June, 2000.

SEPRAGEN CORPORATION

By: /s/ Vinit Saxena

Vinit Saxena

Chief Executive Officer and

President

Pursuant on the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Vinit Saxena	June 23, 2000
Vinit Saxena (Principal Executive Officer and Principal Financial Officer) Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board, and Director

/s/ Armin Ramel	June 23, 2000
Armin Ramel Director and Secretary

/s/ Henry N. Edmunds	June 23, 2000
Henry N. Edmunds Director

/s/ John Walker	June 23, 2000
John Walker Director

/s/ Joseph R. Mallon, Jr.	June 23, 2000
Joseph R. Mallon, Jr. Director

INDEX TO EXHIBITS

Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

No.	Description	Sequential Page No.
1.1(1)	Form of Underwriting Agreement
3.1(1)	Restated Articles of Incorporation of the Company, as amended to date
3.2(2)	Restated Bylaws, as amended to date.
3.3(6)	Certificate of Determination Series A Preferred Stock
4.1(1)	Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, including Forms of Class A Warrant Certificates and Class B Warrant Certificates
4.2(1)	Form of Unit Option Agreement between the Company and the Underwriter
4.3(1)	Form of Specimen Class A Common Stock Certificate
4.4(1)	Form of Specimen Class B Common Stock Certificate
4.5(1)	Form of Specimen Class E Common Stock Certificate
4.6(1)	Bridge Warrant Agreement, including forms of Bridge Warrant Certificate
4.7(7)	Warrant Agreement with Charles Janac
4.8	Registration Rights Agreement with Special Situations Private Equity Fund, L.P. dated March 31, 2000.	54
10.1(2)	Lease dated July 3, 1995 between Hayward Business Park, Inc. and the Company.
10.2(1)+	Employment Agreement between the Company and Vinit Saxena effective September 1, 1994
10.3(1)+	Employment Agreement between the Company and Q. R. Miranda effective September 1, 1994
10.4(1)	Form of Indemnification Agreement between the Company and each director and officer of the Company
10.5(1)	Convertible Promissory Notes and Warrants
10.6(1)+	1994 Stock Option Plan
10.7(3)	Master Purchasing Agreement with Thermax Limited dated April 23, 1996
10.8(4)+	1996 Stock Option Plan
10.9(7)	Convertible Secured Promissory Note issued by the Company to Charles Janac
10.10(7)	Security Agreement with Charles Janac
10.11(7)	Patent and Trademark Mortgage
16.1(5)	Letter on Change in Certifying Accountant.
23	Consent of Grant Thornton LLP	64
27	Financial Data Schedule	66

(1)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Registration Statement on Form SB-2 and Amendments Nos. 1, 2, 3, 4 and 5 and Post Effective No. 1 (File No. 33-86888).
(2)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
(3)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(4)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(5)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated January 13, 1998.
(6)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated September 4, 1998.
(7)	These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.