Form 10QSB
period 2000-03-31
SEPRAGEN CORP
filed 2000-06-26
CIK 794154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

June 23, 2000
Class A Common Stock	7,735,731
Class B Common Stock	701,177

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

SEPRAGEN CORPORATION

CONDENSED BALANCE SHEET

ASSETS

March 31, 2000
Current Assets:
Cash and cash equivalents	$ 1,217,444
Accounts receivable, less allowance for doubtful accounts of $40,000	397,450
Inventories	357,793
Prepaid expenses and other	18,889
Total current assets	1,991,576
Furniture and equipment, net	91,317
Intangible assets	63,964
$ 2,146,857

LIABILITIES AND DEFICIT IN SHAREHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable	$ 331,159
Customer deposits	40,000
Notes Payable, including $200,000 from shareholders	235,000
Accrued payroll and benefits	148,181
Accrued liabilities	147,618
Interest payable	68,119
Total current liabilities	970,077
Redeemable convertible Series A Preferred stock, no par value - 5,000,000 shares authorized; 175,439 issued and outstanding	500,000
Redeemable Class E common stock, no par value - 1,600,000 shares authorized; 1,209,894 shares issued and outstanding	12,099
Shareholders' equity (deficit):
Class A common stock, no par value - 20,000,000 shares authorized; 7,735,731 shares issued and outstanding	12,406,032
Class B common stock, no par value - 2,600,000 shares authorized; 701,177 shares issued and outstanding	4,065,618
Additional paid in capital	202,220
Accumulated deficit	(16,009,189)
Total shareholders' equity	664,681
$ 2,146,857

The accompanying notes are an integral part of these condensed financial statements.

SEPRAGEN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2000	1999
Revenues:		(As Restated)
Net Sales	$278,260	$553,661
Costs and expenses:
Cost of goods sold	159,539	340,376
Selling, general and administrative	259,177	291,713
Research and development	145,301	156,227
Total costs and expenses	564,017	788,316
Loss from operations	(285,717)	(234,655)
Interest income, (expense) net	(9,375)	(6,000)
Net loss	$(295,132)	$(240,655)

Net loss per common share, basic and diluted	$(.05)	$(.05)
Weighted average shares outstanding	6,186,951	4,783,639

The accompanying notes are an integral part of these condensed financial statements.

SEPRAGEN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:		(As Restated)
Net Loss	$ (295,132)	$(240,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	29,002	30,677
Issuance of Common Stock at a discount	--	60,896
Changes in assets and liabilities:
Accounts receivable	1,567	33,019
Inventories	(97,257)	166,345
Prepaid expenses and other	(4,378)	--
Accounts payable	(199,249)	(408,808)
Accrued liabilities	56,364	(10,450)
Accrued payroll and benefits	(4,500)	36,498
Interest payable	9,375	6,001
Customer deposits	40,000	(27,728)
Net cash used in operating activities	(464,208)	(354,205)
Cash flows from investing activities:
Acquisition of fixed assets	(11,065)	--
Cash flows from financing activities:
Proceeds from issuance of common stock	1,369,482	--
Proceeds from exercise of warrants	15,000	--
Proceeds from issuance of notes payable to shareholders	--	324,430
Payment of notes payable	(20,000)	--
Payment of notes payable to shareholders	(30,000)	--
Net cash provided by financing activities	1,334,484	324,430
Net increase (decrease) in cash	859,211	(29,775)
Cash and cash equivalents at the beginning of the period	358,233	41,136
Cash and cash equivalents at the end of the period	$1,217,444	$ 11,361

Supplemental disclosure of cash information:
Conversion of liabilities into Common Stock	$175,565	--

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Basis of Presentation

These condensed financial statements have been presented on a going concern basis. Sepragen Corporation, (the "Company") has had recurring losses, deficits in equity and working capital and used cash in operating activities in 1999 and the first quarter of 2000. Although there can be no assurance that the Company will ever achieve profitable operations, the Company expects overall revenues in 2000 to be measurably higher than during the previous year as a result of growth in revenues from biotech sales as well as contributions from the food and dairy sector. Additionally, the Company expects to see a reduction in research and development expenses related to the development of the Sepralac and Seprabitt processes as each is ready for commercial distribution.

During March 2000, the Company sold 2,022,333 shares of Class A Common Stock and received net proceeds of $1,369,482 and converted $175,565 of accounts payable, notes payable and accrued liability into 300,835 shares of Class A Common Stock. Management believes the funds raised along with cash generated by operations will be sufficient to fund operations through March 31, 2001.

Note 2 - Interim Financial Reporting

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 3 - Notes Payable

Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000, payable with interest at 9.5% per annum, of which $300,000 was from shareholders of the Company and $100,000 was from an unrelated party. Between January 2000 and March 2000, the Company repaid $30,000 of the shareholder notes and converted $10,000 of the unrelated party notes payable and accrued interest into 11,150 of Class A Common Stock. In the first quarter of 2000, the Company paid $20,000 of notes payable to unrelated party.

On August 18, 1999, the Company received proceeds from a convertible note payable from a shareholder of $260,000 with interest at 9.5% per annum. In March 2000, a shareholder converted $130,000 into 173,333 shares of Class A Common Stock.

Note 4 - Convertible Preferred Stock

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

The terms and conditions of the Preferred Stock held by Monterey Mechanical are the same as those for Anchor Products. On March 17, 2000, Monterey Mechanical converted its 35,002 shares of Series A Preferred Stock into 35,002 shares of Class A Common Stock.

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

Note 5 - Class A Common Stock:

In March 2000, the Company sold 2,022,333 shares of Class A Common Stock at $.75 per share to ten investors and raised $1,516,750 in gross proceeds and $1,369,482 in net proceeds. In March 2000, the Company converted $130,000 of convertible notes payable into 173,333 of Class A Common Stock at $0.75 per share. Between January 2000 and March 2000, the Company issued 30,000 shares of Class A Common Stock pursuant to the exercise of outstanding warrants to purchase Class A Common Stock raising $15,000. At the same time the Company converted 26,500 stock options to Common stock in return for $18,565 in Notes payable and accrued interest. The Company issued 36,000 shares of Class A common Stock for consulting services valued at $27,000.

Note 6 - Segment Reporting:

The Company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the first quarter of 2000 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

Note 7 - Restatement of Prior Year Results:

On March 15, 1999, the Company issued to four employees 132,013 shares of Class A Common Stock at $0.48 per share in exchange for $63,365 of accrued salary. Based upon the fair market price of $0.875 per share as of that date, the difference of the value of the Common Stock issued and the market price was $52,146.

On March 15, 1999, the Company issued to a consultant options to purchase 10,000 shares of Class A Common Stock at $0.50 per share in exchange for consulting services, which options were subsequently exercised. The fair value of the options issued was $8,750. The costs associated with the issuance of the 132,013 shares and 10,000 options were not recorded until the fourth quarter of 1999. These charges are reflected in the restated first quarter results for 1999.

Year to Date	Net Loss as Reported	Net Loss Restated	Net Loss per Share As Reported	Net Loss per Share Restated
March 31, 1999	$(179,759)	$(240,655)	$(0.04)	$(0.05)

Note 8 - Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the treasury stock method and convertible securities using the "if-converted" method. The assumed exercise of 1,298,361 options and warrants and assumed conversion of 175,439 convertible securities have not been included in the calculation of diluted loss per share as the effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis.

First Three Months of 2000 Compared to First Three Months of 1999

Net sales decreased by $276,000 or 50% from $554,000 in the first three months of 1999 to $278,000 for the comparable period in 2000. In the first quarter of 1999, approximately half of the revenue was from initial equipment purchases by Anchor and Carbery pursuant to their initial license agreements. The Company believes it will have a more predictable and sustaining source of revenues in the form of royalties and equipment sales once Anchor and Carbery start producing and marketing ingredients in higher quantities from the Sepralac process. Revenue from the biotech sector remained about the same for the first quarter of 1999 and 2000.

Gross Margin decreased by $95,000 or 44% from $213,000 in the first three months of 1999 to $119,000 in the first three months of 2000. The decrease in gross margin was attributable due to lower margins for the biotech products.

Selling, general and administrative expenses decreased by $33,000 from $292,000 in the first three months of 1999 to $259,000 for the comparable period in 2000.

In 1999, the Company recorded $60,902 non-cash compensation and consulting expenses related to the issuance of 142,013 shares of Class A Common Stock, partially offset by an increase in advertising and promotion in 2000.

Research and development expenses decreased by $11,000 from $156,000 in the first three months of 1999 to $145,000 in the first three months of 2000. The decrease was due to reduction in some overhead costs associated with research and development department and the completion of certain research projects.

Inflation.

The Company believes that the impact of inflation on its operations since its inception has not been material.

Liquidity and Capital Resources:

The Company used cash of $464,000 and $354,000 for operations during the first three months of 2000 and 1999, respectively. Cash used in operations in the first three months of 2000 was the result of net loss incurred for the three months of $295,000, offset by net non-cash expense of $29,000. The net change in operating assets and liabilities was $198,000. Cash used in operations in the first three months of 1999 was the result of net loss incurred for the three months of 1999 of $241,000, offset by net non-cash expenses of $91,000. The net change in operating assets and liabilities was $205,000.

Investing activities used cash of $11,000 in the acquisition of fixed assets.

Financing activities provided cash of $1,334,000 and $324,000 during the first three months of 2000 and 1999, respectively. The cash provided in the first three months of 2000 was due to proceeds from issuance of common stock of $1,384,000 partially offset by $50,000 repayment of notes payable. The cash provided in the first three months of 1999 resulted from issuance of notes payable of $324,000.

At March 31, 2000, the Company had cash and cash equivalents of $1,217,000 as compared with $358,000 on December 31, 1999. At March 31, 2000, the Company had a working capital of $1,022,000, as compared to working capital deficit of $262,000 at December 31, 1999. The increase in cash was due to the successfully completed round of financing that raised a cumulative total of $2,426,000.

With the availability of working capital and reduction of outstanding debt, the Company is planning to add to its infrastructure and support capabilities that it believes will result in additional revenues in the foreseeable future. However, no assurance can be made that the Company's plans will be successful.

The working capital of the Company must increase significantly to fund the level of manufacturing and marketing required to meet any growth in demand for its products from the dairy, food and beverage, pharmaceutical and biotechnology industries during the next two years. Moreover, the Company requires additional funds to extend the use of its technology to new applications within the pharmaceutical and biotechnology industries as well as to application within the food and dairy industries and to attract the interest of strategic partners in one or more of these markets.

Since the IPO, the Company has funded its working capital requirements substantially from the net cash proceeds from the IPO and private placements of securities. Prior to the IPO, the Company had funded its activities primarily through sales of its Superflo columns and the QuantaSep systems, loans from its principal shareholders, and private placements of securities.

The Company's financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in the Company's marketing and other factors, many of which will be beyond the Company's control. Based on the Company's current operating plan, the Company believes that it will only be able to fund the Company's operations through March 31, 2001. Accordingly, the Company will have to either turn profitable or obtain additional funds to support its operations.

In August 1998, Sepragen announced the signing of a license agreement with Anchor products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac Process in Australia and New Zealand and non-exclusive world wide marketing rights to products produced by the Sepralac process. In return, Sepragen has received $700,000 out of total of about $1 million from Anchor Products, comprised of license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.86 per share. The preferred stock is convertible in to Class A Common Stock (on a share for share basis) at any time until September 30, 2000 and extendible for a further one year at Sepragen's option.

On October 15, 1998 the Company announced a licensing agreement for the Sepralac process with Carbery Milk Products of Ballinnen, County Cork, Ireland. Under the agreement, Carbery will have a manufacturing and marketing rights to certain products produced from the Sepralac Process. In return the Company will receive a license fee of $350,000, $200,000 was received in 1998 with the balance over three years at $50,000 per year.

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

Inability to Secure Additional Capital. The Company has incurred operating losses each fiscal year since its inception. The Company must secure additional financing through either the sale of additional securities or debt financing to continue operations past March 31, 2001. Although the Company is attempting to secure such financing, there can be no assurance that such financing will be available to the Company on reasonable terms. The Company's securities are no longer list on the Nasdaq SmallCap Market and the Pacific Stock Exchange.

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

DATE: June 23, 2000 By: /s/Vinit Saxena

Vinit Saxena

Chief Executive Officer, President

and Principal Financial and Chief

Accounting Officer