Form 10QSB
period 2000-06-30
SEPRAGEN CORP
filed 2000-08-16
CIK 794154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

August 10, 2000
Class A Common Stock	7,822,398
Class B Common Stock	701,177

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

SEPRAGEN CORPORATION

CONDENSED BALANCE SHEET

(UNAUDITED)

ASSETS

June 30, 2000
Current Assets:
Cash and cash equivalents	$ 479,725
Accounts receivable, less allowance for doubtful accounts of $40,000	587,065
Inventories	252,241
Prepaid expenses and other	18,889
Total current assets	1,337,920
Furniture and equipment, net	70,215
Intangible assets	57,720
$ 1,465,855

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 328,149
Notes Payable, including $20,000 from shareholders	30,000
Accrued payroll and benefits	151,181
Accrued liabilities	54,873
Interest payable	72,119
Total current liabilities	636,322
Redeemable convertible Series A Preferred stock, no par value - 5,000,000 shares authorized; 175,439 issued and outstanding	500,000
Redeemable Class E common stock, no par value - 1,600,000 shares authorized; 1,209,894 shares issued and outstanding at June 30, 2000	12,099
Shareholders' equity (deficit):
Class A common stock, no par value - 20,000,000 shares authorized; 7,795,731 shares issued and outstanding	12,451,032
Class B common stock, no par value - 2,600,000 shares authorized; 701,177 shares issued and outstanding	4,065,618
Additional paid in capital	323,750
Accumulated deficit	(16,522,966)
Total shareholders' equity	317,434
$ 1,465,855

The accompanying notes are an integral part of these condensed financial statements.

SEPRAGEN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues:				(As Restated)
Net Sales	$ 442,217	$ 330,206	$ 720,477	$ 883,867
Costs and expenses:
Cost of goods sold	277,233	182,072	436,772	522,448
Selling, general and administrative	500,750	258,837	755,928	489,612
Research and development	187,666	131,907	332,967	288,134
Total costs and expenses	965,649	572,816	1,525,667	1,300,194
Loss from operations	(523,432)	(242,610)	(805,190)	(416,390)
Interest income (expense), net	9,655	(12,000)	(3,719)	(18,000)
Net loss	$(513,777)	$(254,610)	$(808,909)	$(434,390)
Net loss per common share, basic and diluted	$(.06)	$(.05)	$(.11)	$(.09)
Weighted average shares outstanding	8,436,907	4,900,406	7,275,323	4,842,023

The accompanying notes are an integral part of these condensed financial statements.

SEPRAGEN CORPORATION

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

for the six months ended June 30, 2000

(UNAUDITED)

	Common Stock				Additional Paid in Capital
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance at December 31, 1999	5,412,562	10,745,987	701,177	4,065,618	202,220	(15,714,057)	(700,232)
Conversion of Series A Preferred Stock (unaudited)	35,002	100,000	--	--	--	--	100,000
Issuance of Class A Common Stock at $0.68 per share (unaudited)	2,022,334	1,369,480	--	--	--	--	1,369,480
Issuance of Class A Common Stock for services and accrued liabilities at $0.75 per share (unaudited)	36,000	27,000	--	--	--	--	27,000
Issuance of Class A Common Stock for notes payable and accrued interest at $0.74 per share (unaudited)	199,833	148,565	--	--	--	--	148,565
Compensation for issuance of stock options	--	--	--	--	121,530	--	121,530
Exercise of Warrants to purchase Class A Common Stock at $0.50 per share (unaudited)	30,000	15,000	--	--	--	--	15,000
Issuance of Class A Common Stock for services and accrued liabilities at $0.75 per share (unaudited)	60,000	45,000	--	--	--	--	45,000
Net Loss (unaudited)	--	--	--	--	--	(808,909)	(808,909)
Balance at June 30, 2000 (unaudited)	7,795,731	$12,451,032	701,177	$4,065,618	$323,750	$(16,522,966)	$317,434

The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:		(As Restated)
Net Loss	$ (808,909)	$(434,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	64,255	59,109
Stock compensation expense	160,524	60,896
Changes in assets and liabilities:
Accounts receivable	(188,048)	98,205
Inventories	8,295	215,786
Prepaid expenses and other	(4,378)	--
Accounts payable	(202,259)	(466,775)
Accrued liabilities	(36,479)	(20,067)
Accrued payroll and benefits	(1,502)	136,781
Interest payable	13,255	18,001
Customer deposits	--	47,702
Net cash used in operating activities	(995,246)	(284,752)
Cash flows from investing activities:
Acquisition of fixed assets	(17,742)	(6,309)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,369,480	--
Proceeds from exercise of warrants	15,000	--
Proceeds from issuance of notes payable to shareholders	--	304,598
Payment of notes payable	(210,000)	--
Payment of notes payable to shareholders	(40,000)	--
Net cash provided by financing activities	1,334,480	304,598
Net increase (decrease) in cash	121,492	13,537
Cash and cash equivalents at the beginning of the period	358,233	41,136
Cash and cash equivalents at the end of the period	$ 479,725	$ 54,673

Supplemental disclosure of cash information:
Conversion of liabilities into Common Stock	$175,565	--

The accompanying notes are an integral part of these condensed financial statements.

Note 1 - Basis of Presentation

These condensed financial statements have been presented on a going concern basis. Sepragen Corporation, (the "Company") has had recurring losses, deficits in equity and working capital and used cash in operating activities in 1999 and the first and second quarters of 2000. Although there can be no assurance that the Company will ever achieve profitable operations, the Company expects overall revenues in 2000 to be measurably higher than during the previous year as a result of growth in revenues from biotech sales as well as contributions from the food and dairy sector. Additionally, the Company expects to see a reduction in research and development expenses related to the development of the Sepralac and Seprabitt processes as each is ready for commercial distribution.

During March 2000, the Company sold 2,022,334 shares of Class A Common Stock and received net proceeds of $1,369,480 and converted $175,565 of accounts payable, notes payable and accrued liabilities into 235,833 shares of Class A Common Stock. Management believes the funds raised along with cash generated by operations will be sufficient to fund operations through March 31, 2001.

Selling, general and administrative expenses for the three months and six months ended June 30, 2000 includes stock compensation expense of $160,524.

Note 2 - Interim Financial Reporting

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 3 - Class A Common Stock:

During the six month period ended June 30, 2000, the Company issued the following shares of Class A Common Stock:

Conversion of Series A Preferred Stock	35,002
Sales for cash	2,022,234
Issuance for services	60,000
Conversion of notes payable and accrued liabilities	235,833
Exercise of warrants for cash	30,000
2,383,169

Note 4 - Segment Reporting:

The Company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the first half of 2000 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

Note 5 - Restatement of Prior Year Results:

On March 15, 1999, the Company issued to four employees 132,013 shares of Class A Common Stock at $0.48 per share in exchange for $63,365 of accrued salary. Based upon the fair market price of $0.875 per share as of that date, the difference of the value of the Common Stock issued and the market price was $52,146.

On March 15, 1999, the Company issued to a consultant options to purchase 10,000 shares of Class A Common Stock at $0.50 per share in exchange for consulting services, which options were subsequently exercised. The fair value of the options issued was $8,750. The costs associated with the issuance of the 132,013 shares and 10,000 options were not recorded until the fourth quarter of 1999. These charges are reflected in the restated results for 1999.

Year to Date	Net Loss as Reported	Net Loss Restated	Net Loss per Share As Reported	Net Loss per Share Restated
June 30, 1999 (six months)	$(373,494)	$(434,390)	$(0.08)	$(0.09)

Note 6 - Loss per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if-converted" method. The assumed exercise of 1,428,361 options and warrants and assumed conversion of 175,439 convertible securities have not been included in the calculation of diluted loss at June 30, 2000 per share as the effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis.

First six months of 2000 compared to first six months of 1999.

Our net sales decreased by $164,000 or 19% from $884,000 in the first six months of 1999 to $720,000 for the comparable period in 2000. There were no sales from the food/dairy sector in the first half of 2000. In 1999, the food/dairy sector had revenues of $234,000.

Our gross profit decreased by $77,000 or 21% from $361,000 in the first half of 1999 to $284,000 for the comparable period in 2000. The decrease in gross profit was due to lower sales. As a percentage of sales gross profit decreased by 2% from 41% in the first half of 1999 to 39% for the same period in 2000. The decrease of 2% was due to the higher discount given to overseas distributors in the first half of 2000.

Our selling, general and administrative expenses increased by $266,000 from $490,000 in the first six months 1999 to $756,000 for the comparable period in 2000. The increase was primarily due additional financing, registration, advertising and public relation expenses and a non-cash stock compensation charge of $161,000. We were required to record compensation expense related to stock option re-measurement and milestone attainment of $106,000 and $55,000 in compensation expense for the issuance of common stock to a consultant.

Our research and development expenses increased by $45,000 from $288,000 in the first six months of 1999 to $333,000 in the first six months of 2000. The increase was due to increases in engineering costs to enhance and upgrade the QuantaSep product line, partially offset by reductions in expenses related to completed projects.

Net loss increased by 86% from $434,000 in the first six months of 1999 to $809,000 for the comparable period in 2000. The increase in loss is due to lower revenue and higher department expenses and stock compensation expense as described above.

Three months ended June 30, 2000 compared to three months ended June 30, 1999.

Our net sales increased by $112,000 or 34% from $330,000 in the second quarter of 1999 to $442,000 for the second quarter of 2000. The increase was primarily in the QuantaSep product line.

Our Gross profit increased by $17,000 or 11% from $148,000 in the second quarter of 1999 to $165,000 for the comparable period in 2000. As a percentage of sales, gross profit decreased by 8% from 45% in the second quarter of 1999 to 37% in the second quarter of 2000. The decrease was due to higher discount given to overseas distributors in the second quarter of 2000.

Our selling, general and administrative increased by $242,000 or 93% from $$259,000 in the second quarter of 1999 to $501,000 in the second quarter of 2000. The increase was primarily due to additional financing, registration, advertising and public relation expenses and a non-cash stock compensation charge of $161,000. We were required to record compensation expense related to stock option remeasurement and milestone attainment of $106,000 and $55,000 in compensation expense for the issuance of stock to a consultant.

Our research and development expenses increased by $56,000 from $132,000 in the second quarter of 1999 to $188,000 for the comparable period in 2000. The increase was due to additional engineering costs to enhance and upgrade the QuantaSep product line.

Inflation.

We believe that the impact of inflation on its operations since our inception has not been material.

Liquidity and Capital Resources:

We used cash of $995,000 and $285,000 for operations during the first six months of 2000 and 1999, respectively. Cash used in operations in the first six months of 2000 was the result of the net loss incurred for the six months of $809,000 offset by non-cash expense of $225,000, and the net change in operating assets and liabilities resulting in use of cash of $411,000. Cash used in operations in the first six months of 1999 was the result of the net loss incurred for the six months of 1999 of $434,000, offset by non-cash expenses of $120,000, and the net change in operating assets and liabilities resulting in source of cash of $430,000.

Financing activities provided cash of $1,334,000 and $305,000 during the first six months of 2000 and 1999, respectively. The cash provided in the first six months of 2000 was due to proceeds from issuance of common stock of $1,384,000 partially offset by $250,000 retirement of notes payable. The cash provided in the first six months of 1999 resulted from issuance of notes payable of $304,000.

At June 30, 2000, we had cash and cash equivalents of $480,000 as compared with $358,000 on December 31, 1999. At June 30, 2000, we had a working capital of $702,000, as compared to a working capital deficit of $261,000 at December 31, 1999. The increase in cash was due to the successfully completed round of financing that raised net proceeds of $2,234,000.

With the availability of working capital and reduction of outstanding debt, we are planning to add to our infrastructure and support capabilities that we believe will result in additional revenues in the foreseeable future. However, no assurance can be made that our plans will be successful.

Our working capital must increase significantly to fund the level of manufacturing and marketing required to meet any growth in demand for our products from the dairy, food and beverage, pharmaceutical and biotechnology industries during the next two years. Moreover, we require additional funds to extend the use of our technology to new applications within the pharmaceutical and biotechnology industries as well as to application within the food and dairy industries and to attract the interest of strategic partners in one or more of these markets.

Since our initial public offering ("IPO"), we have funded our working capital requirements substantially from the net cash proceeds from the IPO and private placements of securities. Prior to the IPO, we funded our activities primarily through sales of our Superflo columns and the QuantaSep systems, loans from our principal shareholders, and private placements of securities.

Our financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in our marketing and other factors, many of which will be beyond our control. Based on our current operating plan, we believe that we will only be able to fund our operations through March 31, 2001. Accordingly, we will have to either turn profitable or obtain additional funds to support our operations.

In August 1998, we announced the signing of a license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac Process in Australia and New Zealand and non-exclusive world wide marketing rights to products produced by the Sepralac process. In return, we have received $700,000 out of total of about $1 million from Anchor Products, comprised of a license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 shares of redeemable cumulative preferred stock.

On October 15, 1998, we announced a licensing agreement for the Sepralac process with Carbery Milk Products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have manufacturing and marketing rights to certain products produced from the Sepralac Process. In return, we will receive a license fee of $350,000 of which $200,000 was received in 1998 and the balance is payable over three years at $50,000 per year.

We currently have no credit facility with a bank or other financial institution. Further, our stock is traded over-the-counter and as such there is limited liquidity in our stock which makes financing difficult. We are seeking to enter into strategic alliances with corporate partners in the industries comprising our primary target markets (biopharmaceutical, food, dairy and juice). Our ability to further develop and market our Sepralac(TM) Process for whey separation and other potential food and juice products and processes will be substantially dependent upon our ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, we will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. We believe that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to us. No assurance can be given, however, that the terms of any additional alliances will be successfully negotiated or that such alliance will be successful in generating the revenue required to make us profitable.

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

SEPRAGEN CORPORATION

DATE: August 15, 2000 By: /s/ Vinit Saxena

Vinit Saxena

Chief Executive Officer, President

and Principal Financial and Chief

Accounting Officer