Form 10QSB
period 2000-09-30
SEPRAGEN CORP
filed 2000-11-15
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                                           November 15, 2000
                                                           -----------------
                      CLASS A COMMON STOCK                     7,822,398
                      CLASS B COMMON STOCK                       701,177

                    THIS REPORT INCLUDES A TOTAL OF 10 PAGES

PART I  -  FINANCIAL INFORMATION
ITEM  1.  -  FINANCIAL STATEMENTS

                              SEPRAGEN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                       SEPTEMBER 30 2000

Current Assets:
     Cash and cash equivalents ........................................   $     83,254
     Accounts receivable, less allowance for doubtful accounts
       of $40,000 .....................................................        449,577
     Inventories ......................................................        314,088
     Prepaid expenses and other .......................................         18,889
                                                                          ------------
       Total current assets ...........................................        865,808

     Furniture and equipment, net .....................................         45,027
     Intangible assets ................................................         51,475
                                                                          ------------
                                                                               962,310

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable .................................................   $    251,742
     Notes Payable, including $10,000 from shareholders ...............         15,000
     Accrued payroll and benefits .....................................        160,647
     Accrued liabilities ..............................................         27,148
     Interest payable .................................................         49,555
                                                                          ------------
       Total current liabilities ......................................        504,092
                                                                          ------------

     Redeemable Preferred stock, no par value - 5,000,000 shares authorized; and  175,439 convertible, preferred issued and
        outstanding ...................................................        500,000
 Commitments:
    Class E common stock, no par value - 1,600,000 shares authorized;
        1,209,894 shares issued and outstanding at September 30,
        2000, redeemable at $.01 per share ............................         12,099

Shareholders'  equity (deficit):
     Class A common stock, no par value - 20,000,000 shares
        authorized; 7,822,398 shares issued and
        outstanding ...................................................     12,451,032
     Class B common stock, no par value - 2,600,000 shares authorized;
        701,177 shares issued and outstanding .........................      4,065,618

     Additional paid in capital .......................................        323,750
     Accumulated deficit ..............................................    (16,894,281)
                                                                          ------------
     Shareholders' equity  (deficit) ..................................        (53,881)
                                                                          ------------
                                                                          $    962,310
                                                                          ------------

                     The accompanying notes are an integral
                  part of this condensed financial statement.

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months                  Nine Months
                                                     Ended September 30            Ended September 30
                                                 --------------------------    --------------------------
                                                    2000           1999           2000           1999
                                                 -----------    -----------    -----------    -----------
                                                                                               (Restated)
                  Revenues:

   Net Sales .................................   $   313,732    $   364,753    $ 1,034,209    $ 1,251,320
                                                 -----------    -----------    -----------    -----------
             Costs and expenses:

  Cost of goods sold .........................       161,748        212,762        598,520        735,210
  Selling, general and administrative ........       346,900        281,893      1,102,828        771,568
  Research and development ...................       166,747        146,161        499,714        434,295


      Total costs and expenses ...............       675,395        640,816      2,201,062      1,941,073
                                                 -----------    -----------    -----------    -----------

      Loss from operations ...................      (361,663)      (276,063)    (1,166,853)      (689,753)
                                                 -----------    -----------    -----------    -----------

  Interest income, (expense) net .............            --         (8,000)       (13,375)       (26,000)


      Net loss ...............................      (361,663)      (284,063)    (1,180,228)      (715,753)
                                                 ===========    ===========    ===========    ===========


  Net loss per common share,
    basic and diluted ........................   $      (.04)   $      (.06)   $      (.16)   $      (.15)
                                                 ===========    ===========    ===========    ===========

   Weighted average shares outstanding .......     8,523,575      4,997,295      7,587,386      4,875,023

               The accompanying notes are an integral part of this
                         condensed financial statement.


                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                               September 30,
                                                           2000           1999
                                                        -----------    -----------
Cash flows from operating activities:
     Net Loss .......................................   $(1,180,228)   $  (715,753)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and Amortization ................       108,488         88,113
       Non cash - stock compensation expense ........       160,524              0
       Changes in assets and liabilities:
         Accounts receivable ........................       (50,560)         8,746
         Inventories ................................       (53,552)       262,584
         Prepaid expenses and other .................        (4,378)         7,501
         Accounts payable ...........................      (278,666)        66,682
         Accrued liabilities ........................       (85,545)        54,543
         Accrued payroll and benefits ...............         7,966        158,659
         Interest payable ...........................       (17,754)        26,001
         Customer deposits ..........................            --         (8,603)
                                                        -----------    -----------
            Net cash used in operating activities ...    (1,393,705)       (51,527)
                                                        -----------    -----------

  Cash flows from investing activities:
        Acquisition of fixed assets .................       (17,742)        (6,309)
                                                        -----------    -----------
             Net cash used by investing .............       (17,742)        (6,309)
                                                        -----------    -----------

      Proceeds from issuance of common stock ........     1,384,480        218,000
      Proceeds from issuance of  notes payable ......            --        260,000

      Payment of notes payable ......................      (250,000)      (419,430)
                                                        -----------    -----------
       Net cash provided by financing activities ....     1,134,480         58,570
                                                        -----------    -----------


             Net increase (decrease) in cash ........      (276,967)           734
                                                        -----------    -----------

Cash and cash equivalents at the beginning of the
  period ............................................       358,233         41,136
                                                        -----------    -----------

Cash and cash equivalents at the end of the period ..   $    81,266    $    41,870
                                                        ===========    ===========

Supplemental disclosures of cash information:
      Conversion of liabilities into Common Stock: ..   $   175,565
      Conversion of notes payable ...................                  $   100,000
      Conversion of accounts payable to notes payable                      484,430


               The accompanying notes are an integral part of this
                         condensed financial statement.

                              SEPRAGEN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses, deficits in equity and working capital and used in operating activities in 1999 and the first, second and third quarter of 2000. Although there can be no assurance that the Company will ever achieve profitable operations, the Company hopes overall bookings to increase in the foreseable future.

         During March 2000, the Company sold 2,022,333 shares of Class A Common Stock and received net proceeds of $1,369,482 and converted $175,565 of accounts payable, notes payable and accrued liability into 235,835 shares of Class A Common Stock. Management believes the funds raised along with cash generated by operations will be sufficient to fund operations through March 31, 2001.

         Selling, general and administrative expenses for the three months and nine months ended September 30, 2000 includes stock compensation expense of $160,524.

NOTE 2 - INTERIM FINANCIAL REPORTING

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 3 - CLASS A COMMON STOCK:

         During the nine month period ended September 30, 2000, the Company issued the following shares of Class A Common Stock:

         Conversion of Series A Preferred Stock                    35,002
         Sales for cash                                         2,022,234
         Issuance for services                                     60,000
         Conversion of notes payable and accrued liabilities      235,833
         Exercise of warrants for cash                             30,000
                                                                ---------
                                                                2,383,169

NOTE 4 - SEGMENT REPORTING:

         The Company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the nine months ended September 2000 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

NOTE 5 - RESTATEMENT OF PRIOR YEAR RESULTS:

         On March 15, 1999, the Company issued to four employees 132,013 shares of Class A Common Stock at $0.48 per share in exchange for $63,365 of accrued salary. Based upon the fair market price of $0.875 per share as of that date, the difference of the value of the Common Stock issued and the market price was $52,146

         On March 15, 1999, the Company issued to a consultant options to purchase 10,000 shares of Class A Common Stock at $0.50 per share in exchange for consulting services, in which the options were subsequently exercised. The fair value of the options issued was $8,750. The costs associated with the issuance of the 132,013 shares and 10,000 options were not recorded until the fourth quarter of 1999. these charges are reflected in the restated third quarter results for 1999.

                                                       Net Loss per     Net Loss per
                      Net Loss as       Net Loss         Share As          Share
Year to Date           Reported         Restated         Reported         Restated

September 30, 1999   $    (654,857)        (715,753)   $        (.14)  $         (.15)

NOTE 6 - LOSS PER SHARE

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. the assumed exercise of 1,428,361 options and warrants and assumed conversion of 175,439 convertible securities have not been included in the calculation of diluted loss at September 30, 2000 per share as the effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS OF 1999.

         Our net sales decreased by $217,000 or 17% from $1,251,000 in the first nine months of 1999 to $1.034,000 for the comparable period in 2000. There were no sales from the food/dairy sector in the first nine months of 2000. In 1999, the food/dairy sector had revenues of $274,000.

         Our gross profit decreased by $80,000 or 16% from $516,000 in the first nine months of 1999 to $436,000 for the comparable period in 2000. The decrease in gross profit was due to lower sales. As a percentage of sales gross profit remained the same at 42%.

         Our selling, general and administrative expenses increased by $331,000 from $772,000 in the first nine months of 1999 to $1,103,000 for the comparable period in 2000. The increase was primarily due to additional financing, registration, advertising and public relation expenses and a non-cash stock compensation charge of $161,000. We were required to record compensation expense related to stock option re-measurement and milestone attainment of $106,000 and $55,000 in compensation expense for the issuance of common stock to a consultant.

         Our research and development expenses increased by $66,000 from $434,000 in the first nine months of 1999 to $500,000 in the first nine months of 2000. The increase was due to increase in engineering cost to enhance and upgrade the QuantaSep product line partially offset by reduction in expenses related to completed projects.

         Our net loss increased by 65% from $716,000 in the first nine months of 1999 to $1,180,000 for the comparable period in 2000. The increase in loss is due to lower revenue and higher department expenses and compensation expense as described above.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

         Our net sales decreased by $51,000 or 14% from $365,000 in the third quarter of 1999 to $314,000 for the third quarter of 2000. The decrease was primarily in the food/dairy sector.

         Our gross margin remained the same at $152,000 for the third quarter of 1999 and 2000. As a percentage of sales gross margin increased by 6% from 42% in the third quarter of 1999 to 48% in the third quarter of 2000. The increase was primarily due to product mix.

         Our selling, general and administrative increased by $65,000 or 23% from $282,000 in the third quarter of 1999 to $347,000 in the third quarter of 2000. The increase was primarily due to additional financing, registration, advertising and public relation expenses.

         Research and development expenses increased by $21,000 from $146,000 in the third quarter of 1999 to $167,000 for the comparable period in 2000. The increase was due to additional engineering cost to enhance and upgrade the QuantaSep product line.

Inflation.
         The Company believes that the impact of inflation on its operations since its inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES:

         We used cash of $1,394,000 and $52,000 for operations during the first nine months of 2000 and 1999, respectively. Cash used in operations in the first nine months of 2000 was the result of net loss incurred for the nine months of $1,180,000 offset by net non-cash expense of $269,000, the net change in operating assets and liabilities resulting in use of cash of $483,000. Cash used in operation in the first nine months of 1999 was the result of net loss incurred for the nine months of 1999 of $716,000, offset by net non-cash expenses of $88,000, the net change in operating assets and liabilities resulting in source of cash of $576,000.

         Investing activities used cash of $18,000 in the acquisition of fixed assets in the first nine months of 2000 and $6,000 in the first nine months of 1999.

         Financing activities provided cash of $1,134,000 and $59,000 during the first nine months of 2000 and 1999, respectively. The cash provided in the first nine months of 2000 was due to proceeds from issuance of common stock of 1,384,000 partially offset by $250,000 retirement of notes payable. The cash provided in the first nine months of 1999 resulted from proceeds of issuance of common stock of $218,000 partially offset by the retirement of notes payable of $159,000.

         At September 30, 2000, we had cash and cash equivalent of $81,000 as compared with $358,000 on December 31, 1999. At September 30, 2000, we had a working capital of $362,000, as compared to working capital deficit of $273,000 at December 31, 1999. The increase in our working capital was due to the successfully completed round of financing in March 2000 that raised a total of $2,234,000.

         Our working capital must increase significantly to fund the level of manufacturing and marketing required to meet any growth in demand for our products from the dairy, food and beverage, pharmaceutical and biotechnology industries during the next two years. Moreover, we required additional funds to extend the use of our technology to new applications within the pharmaceutical and biotechnology industries as well as application within the food and dairy industries and to attract the interest of strategic partners in one or more of these markets.

         Since our initial public offering ("IPO"), we have funded our working capital requirements substantially from the net cash proceeds from the IPO and private placements of securities. Prior to the IPO, we funded our activities primarily through sales of our Superflo columns and the QuantaSep systems, loans from our principal shareholders, and private placements of securities.

         Our financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in our marketing and other factors, many of which will be beyond our control Based on our current operating plan, we believe that we will only be able to fund our operations through March 31, 2001. Accordingly, we will have to either turn profitable or obtain additional funds to support our operations.

         In August 1998, we announced the signing of a license agreement with Anchor products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac Process in Australia and New Zealand and non-exclusive world wide marketing rights to products produced by the Sepralac process. In return, we have received $700,000 out of total of about $1 million from Anchor Products, comprised of license fee of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock.
                   On October 15, 1998 we announced a licensing agreement for the Sepralac process with Carbery Milk Products of Ballinnen, County Cork, Ireland. Under the agreement, Carbery will have a manufacturing and marketing rights to certain products produced from the Sepralac Process. In return, we will receive a license fee of $350,000 of which $200,000 was received in 1998 and the balance over three years at $50,000 per year.

         We currently have no credit facility with a bank or other financial institution. Further, our stock is traded over-the-counter and as such there is limited liquidity in our stock which makes financing difficult. We are seeking to enter into strategic alliances with corporate partners in the industries comprising our primary target markets (biopharmaceutical, food, dairy and juice). Our ability to further develop and market our Sepralac(R) Process for whey separation and other potential food and juice products and processes will be substantially dependent upon our ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, we will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. We believe that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to us. No assurance can be given, however, that the terms of any additional alliances will be successfully negotiated or that such alliance will be successful in generating the revenue required to make us profitable.

ADDITIONAL INFORMATION: The 10Q has not been reviewed by our independent accountants.

                                OTHER INFORMATION

Item 1   Legal Proceedings                                     Not Applicable

item 2   Changes in Securities                                 Not Applicable

Item 3   Defaults Upon Senior Securities                       Not Applicable

Item 4   Submission of Matters to a vote of Security Holders   Not Applicable

Item 5   Other Information                                     Not Applicable

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEPRAGEN CORPORATION

DATE: November 15, 2000            By:  /s/ VINIT SAXENA
      -----------------                 --------------------------------------
                                        Vinit Saxena
                                        Chief Executive Officer, President and
                                        Principal Financial and Chief Accounting
                                        Officer