Form 10QSB/A
period 2000-09-30
SEPRAGEN CORP
filed 2000-11-16
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-QSB/A
                               (Amendment No. 1)


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


                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                               September 30,
                                                           2000           1999
                                                        -----------    -----------

Cash flows from operating activities:
     Net Loss .......................................   $(1,180,228)   $  (715,753)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and Amortization ................       110,476         88,113
       Non cash - stock compensation expense ........       160,524              0
       Changes in assets and liabilities:
         Accounts receivable ........................       (50,560)         8,746
         Inventories ................................       (53,552)       262,584
         Prepaid expenses and other .................        (4,378)         7,501
         Accounts payable ...........................      (278,666)        66,682
         Accrued liabilities ........................       (85,545)        54,543
         Accrued payroll and benefits ...............         7,966        158,659
         Interest payable ...........................       (17,754)        26,001
         Customer deposits ..........................            --         (8,603)
                                                        -----------    -----------
            Net cash used in operating activities ...    (1,391,717)       (51,527)
                                                        -----------    -----------


  Cash flows from investing activities:
        Acquisition of fixed assets .................       (17,742)        (6,309)
                                                        -----------    -----------
             Net cash used by investing .............       (17,742)        (6,309)
                                                        -----------    -----------

      Proceeds from issuance of common stock ........     1,384,480        218,000
      Proceeds from issuance of  notes payable ......            --        260,000

      Payment of notes payable ......................      (250,000)      (419,430)
                                                        -----------    -----------
       Net cash provided by financing activities ....     1,134,480         58,570
                                                        -----------    -----------



             Net increase (decrease) in cash ........      (274,979)           734
                                                        -----------    -----------


Cash and cash equivalents at the beginning of the
  period ............................................       358,233         41,136
                                                        -----------    -----------


Cash and cash equivalents at the end of the period ..   $    83,254    $    41,870
                                                        ===========    ===========


Supplemental disclosures of cash information:
      Conversion of liabilities into Common Stock: ..   $   175,565
      Conversion of notes payable ...................                  $   100,000
      Conversion of accounts payable to notes payable                      484,430


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