Form 10KSB
period 2000-12-31
SEPRAGEN CORP
filed 2001-04-16
CIK 794154

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ----------  ----------

                         Commission file number 1-14068

                              SEPRAGEN CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         California                                         68-0073366
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              104500 Doolittle Drive, San Leandro, California 94577
              -----------------------------------------------------
               (Address of principal executive offices, zip code)
                    Issuer's telephone number: (510) 667-1004

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                       Class A Common Stock, no par value;
                       -----------------------------------
                                (Title of Class)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were: $1,495,697.

         The aggregate market value of Class A Common Stock (voting stock) held by non-affiliates on April 10, 2001 was $2,294,000 (based on the average of the last bid and ask price of a share of Class A Common Stock on that date as reported in Over The Counter trading). In addition, non-affiliates held 67,413 shares of Class B Common Stock as of April 10, 2001, which are convertible into Class A Common Stock, but are not registered under the Securities Exchange of 1934, as amended.

         The number of shares outstanding of each of the registrant's classes of Common Stock at March 15, 2001 was:

            Class A Common Stock                         7,795,731

            Class B Common Stock                           701,177

In addition, the Company has 175,439 shares outstanding of convertible preferred stock convertible into Class A Common Stock. Class E Common Stock became subject to mandatory redemption as of March 31, 2000 and a notice of redemption designates the effective date to be June 15, 2000. The Company's Class A and Class B Warrants expired on March 23, 2000.

         Transitional Small Business Disclosure Format     Yes [X]    No [ ]

         PART I

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY HISTORY

            Sepragen, incorporated in 1985, is a provider of innovative high throughput equipment, systems and materials for the scale-up and manufacture of biotech drugs and nutraceutical.

            We develop and market technology, equipment and resins to extract and purify biopharmaceuticals, nutritional and beverage products. Our products are based on RFC technology which we believe enables the purification of greater quantities of product more efficiently than with conventional chromatography along with providing a measurable economic advantage.

            Within the past four years, we have developed specific applications of separations technology for the food and beverage industry. The Sepralac(TM) process isolates high value proteins from relatively low-value whey, a liquid byproduct of cheese production. Whey currently sells for approximately 50 cents a kilogram and is typically dried and processed into saleable products for human consumption or for animal feed. Management believes isolated proteins in the whey can be utilized in infant formula and other products for their nutritional, functional and, in some cases, pharmaceutical value. We believe these proteins can be used to manufacture a human infant formula that more closely resembles the protein composition of mothers' milk and protein-based fat or egg white substitute. Individual components within the whey are valued at over $400 per kilogram.

            In addition, we are developing other applications to produce high purity flavor and nutritional products. In particular, we have developed a process for isolating isoflavones from soy.

            We have successfully demonstrated in the lab a process called Sepradebitt(TM) to debitter citrus juice. We have begun to introduce the concept to juice processors for their evaluation.

            Our ability to develop and market our Sepralac(TM) process for whey separation and other potential food products and processes will be substantially dependent upon our ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, we will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. We believe that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to us. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful.

CHROMATOGRAPHY OVERVIEW

            The two principal methods for separation of components from liquids are filtration and chromatography. Filtration is a physical separations technique, which principally utilizes microporous membranes to remove specifically sized particles. Microporous membranes are thin, film-like materials with millions of uniform microscopic holes. Filtration occurs because molecules smaller than the pores pass through the membrane while larger molecules are restrained. The specificity of filtration is based on the size of the molecule and is therefore less exacting since many different types of molecules may be small enough to pass through the pores resulting in an impure product.

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

            We developed its RFC technology as a means of solving the scale-up problems associated with axial flow chromatography. In RFC, the flow of the liquid is perpendicular rather than parallel to the axis of the column. We believe radial flow technology offers higher volumetric productivity and several other technical, economic and safety-related advantages over axial flow chromatography. RFC permits the production volume to be increased without any significant impairment to the quality of purification and without the use of high hydrostatic pressure. Typically, axial flow chromatography on a large scale is run at flow rates of between 5 to 15 column volumes per hour. The flow rates typically decrease as the column volume increases. RFC is routinely run at between 20 to 75 column volumes per hour depending on the application. As a result, greater quantities of purified molecules can be produced more efficiently than with axial flow chromatography, and the process make more efficient use of the separations media. We believe this feature gives RFC a measurable economic advantage over axial flow chromatography. While still significant at lower volumes, the importance of these advantages increases as the volume of the molecules to be processed increases (or "scaled up") to metric ton or kiloliter quantities and as the per unit cost of processing such molecules grows relative to the selling price of the compounds.

STRATEGY

            We have undertaken to reposition the Company strategically in the five years since its 1995 initial public offering. Our original strategy was to sell RFC equipment and instrumentation primarily to the "scale-up end" of the rapidly growing biopharmaceutical marketplace while researching applications in the food and dairy markets. We and our competitors discovered that while there has been tremendous growth in the biotechnology industry, most of it has been at the research and development levels and has not made a sizable impact on the manufacturing end of the business. Accordingly, our sales of commercial scale equipment have been significantly less than we anticipated. We believe that while long-term growth prospects in this market are good, we have to complement these prospects with opportunities that do not have long FDA approval hurdles. In the past three years, we have developed Sepralac(TM) to extract higher value proteins from dairy whey and Sepradebitt(TM) to debitter and de-acidify grapefruit and orange juice. Our intended business model for these proprietary processes would include royalties and licensing fees, in addition to equipment revenues. We have licensed the Sepralac(TM) process to Anchor Products of New Zealand and Carbery Milk Products of Ballineen, Ireland. While the Sepradebitt Process has been evaluated by certain institutions, no agreements as of this date have been reached with any producers and no assurance can be given that the commercialization of the Sepradebitt(TM) processes will provide us with significant revenues. Our current focus is to pursue agreements for the dairy and juice applications with other companies following this model, while developing newer applications for the long term.

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

            As the biopharmaceutical product moves through the FDA approval process, it becomes increasingly less likely that the manufacturer will change either the manufacturing equipment or process. This is because the onus is on the manufacturer to prove that the changes have not affected the process or the product. This can often be a time consuming and expensive diversion. Accordingly, it is critical that we sell our products to manufacturers for use in both laboratory-scale and pilot-scale development of biopharmaceutical products so that its radial flow columns and systems are part of a newly approved drug manufacturing process.

FOOD AND BEVERAGE INDUSTRY

            We believe our RFC technology can be used to develop a broad range of high volume processes in the food and beverage industry. RFC allows the production of substantially pure compositions of molecules that have nutritional or other value and the removal of substances from various foods and beverages that have been identified as harmful or that adversely affect flavor or other qualities. In many cases, processes for separating and purifying or removing these molecules are either not currently available or require relatively high levels of capital investment and ongoing operating expenses.

SEPARATING THE COMPONENTS OF WHEY.

            We have developed a process called Sepralac(TM) for separating and purifying the components of whey, a by-product of cheese production. The whey is the liquid part of the milk remaining after the curds used for the cheese have formed and been separated. A substantial portion of the liquid whey is dried and processed into salable products for human consumption or as animal feed. The remainder of the whey is disposed of as waste.

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

            Using Sepragen's Sepralac(TM) process, we believe individual whey components can be separated more economically. The Company believes the isolated components can be used in a variety of applications to produce improved end products or entirely new products. There can be no assurance that commercial applications for whey proteins isolated using the Company's Sepralac(TM) process can be found, or that such proteins can be sold at prices in excess of the costs of development.

            Humanized Infant Formula. Commercial infant formula is made from WPC and WPI which is fortified with vitamins and minerals. Compared to human milk, the protein composition of this formula contains certain undesirable components while other desirable components are present in very small quantities. We believe that having access to certain protein components that can be separated using the Sepralac(TM) process will give infant formula manufacturers the ability to produce infant formula that more closely resembles the protein composition of human milk.

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

DEBITTERING CITRUS JUICE.

            We have successfully demonstrated a process called Sepradebitt(TM) to debitter and deacidify citrus juice. A patent was issued in 1998. In 1999, we began to introduce the process to juice processors for their evaluation. No revenues have been generated from sales of such processes to date. Orange processing in both California and Florida results in unsqueezed juice that is too bitter to use. If processors could use all of the juice in the orange, not just that obtained in the first squeeze, their economics would improve. Additionally, oranges grown in California go through a period of months when they are too bitter to be processed into juice. Similarly, the bitterness of grapefruit juice prevents its use as an ingredient in mixed juice production. Debittering grapefruit juice may extend its usage to new applications. We have only recently begun to introduce the process to juice processors for their evaluation and no revenues have been generated from the sale or license of this process to date.

SOY ISOFLAVONE ISOLATION

            Our Company has developed a proprietary RFC based process to purify isoflavones from a soy-based raw material. We have named this process "Sepraflavone" and we believe that soy isoflavones are desirable as health enhancing dietary supplements. Our research indicates that our process will enable a manufacturer to make purer product with consistent quality. However, no assurance can be given that we will be successful in commercially developing the Sepraflavone process.

OTHER FOOD APPLICATIONS.

           Other food applications at an early stage of development are the removal of certain flavors from beverages such as wine and sake, improved sugar refining, the recovery of flavor extracts from natural products and the isolation of nutritional proteins from eggs.

NECESSITY OF ALLIANCES AND PARTNERSHIPS

            Our ability to develop and market our Sepralac(TM) process for whey separation and other potential food products and processes will be substantially dependent upon our ability to negotiate partnerships, joint ventures or strategic alliances with established companies in each market. We will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. We believe that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available us. While we continue to have discussions with a number of different companies, particularly those interested in its Sepralac(TM) process, and while we have established two strategic alliances in the dairy industry, there can be no assurance that we will be able to do so in the future or that any such partnership, joint venture or strategic alliance will be successful.

COLUMNS, SYSTEMS AND RESINS

            We are attempting to develop complete processes for food markets. However, for the biopharmaceutical market, our current product offerings include the "tools" needed to develop a process: workstations for control automation and monitoring the separation processes; resins and other chromatography media; and processes using RFC technology. We are currently marketing our Superflo(R) RFC columns and our QuantaSep(R) computer controlled system.

            Superflo RFC Columns. We began marketing laboratory-scale RFC columns in 1987 and have installed over one hundred columns. Superflo(R) columns are now available in laboratory-scale, pilot-scale and commercial-scale configurations, from 50 milliliters to 350 liters in volume. We believe the linear scalability of Superflo(R) columns from laboratory-scale research and development work through commercial-scale processing and manufacture operations is particularly important to pharmaceutical and biotechnology companies seeking to minimize the expense and time required for commercializing newly discovered drugs. Of equal importance is the ability of Superflo(R) columns to be run in commercial-scale settings at relatively high fluid flow rates and relatively low hydrostatic pressures. In addition, Superflo(R) columns can be used with many different types of separations media currently available for liquid chromatography applications, such as ion exchange, affinity, hydrophobic, reverse phase and other types of absorption/desorption reactions. Superflo(R) columns can be run manually, on our QuantaSep(R) system (discussed below) or on other chromatography systems.

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

            QuantaSep Computer-Controlled Liquid Chromatography Systems. We market QuantaSep(R) computer-controlled chromatography workstations. These systems consist of hardware and electronics, software, pumps, tubing, fittings, sensors, detectors and related equipment. They are capable of controlling the flow of multiple liquid inputs through an array of up to three chromatography columns and several process monitoring instruments. The QuantaSep(R) systems allow the benefit of computer controlled chemical process design and processing to be applied to liquid chromatography.

            Process development, particularly in the biopharmaceutical industry, has traditionally required long periods to test alternative separation and purification processes. In addition, the problems of converting laboratory-scale processes to operate at a commercial scale require continual revision to the processes. The QuantaSep(R) enables a user to automatically perform these tasks. The QuantaSep bench top liquid chromatography systems are designed to work with the high flow rates provided by radial flow columns as well as with the precision needed by new higher performance chromatography media.

            The QuantaSep can be used with columns providing flow rates from 100 milliliters per minute to 1,800 milliliters per minute. The current version of the QuantaSep system is designed to facilitate the development, optimization and scale-up of multi-step chromatography protocols for many different types of target biomolecules and to operate under the FDA's GLP and GMP drug development and manufacturing environments. We have further developed our QuantaSep technology for application in commercial-scale processing operations.

            The QuantaSep system is available in several configurations and can be used with axial flow as well as radial flow columns. The price of the current QuantaSep 1000 version of the QuantaSep system ranges from $65,000 to $100,000, depending on the various features, sizes and options ordered.

            QuantaSep 5000. We have previously developed a custom large scale QuantaSep capable of delivering flow rates of up to 40 liters/minute. This technology is now being standardized in a QuantaSep 5000 product capable of delivering 5 liters/minute. This machine can be used to automate and control manufacturing processes in the biopharmaceutical industry or for pilot scale evaluations in food applications. It brings all the process features of the QuantaSep(R) to large-scale use.

            Version 3.x Software. In 1999, we developed a new software package for the QuantaSep system to address evolving needs for the use of RFC technology in larger manufacturing processes in biopharmaceutical and food applications. This "Windows NT" based software allows a user to continuously monitor the RFC process on a more stable platform. It operates in a highly intuitive manual mode as well as an automated mode. Remote control via the Internet is also available.

            SepraSorb Media. Based in part upon the technology acquired in our purchase in June 1994 of certain assets of BPS Separations, a U.K. company that went into receivership, we have developed consumable resin and media products for chromatography columns. The SepraSorb(TM) media is based on a "sponge" as opposed to a "bead" configuration. This configuration has several significant advantages over conventional resins for "front-end" (pre-chromatography) separations of crude biological material. In a typical chromatographic separation process, cell debris or aggregates are removed from the raw material or feed stream prior to chromatography so as not to foul the chromatography media. This step increases the cost of the operation and reduces yield because of product loss associated with this step. We believe that the unique ability of the SepraSorb(TM) media to handle "dirty streams" without clogging will eliminate various pre-chromatography steps and increase overall yield and productivity of many purification processes. Tests show that SepraSorb(TM) media in radial flow columns combine the advantages of RFC and sponge media technologies and increase overall productivity of the process. In 1999, we commercially introduced SepraSorb(TM) cartridges to the biopharmaceutical market for research and lab use and intends to scale up production in the future. There have been no significant sales of this product to date.

            SepraPrep Media. For our dairy and biotech applications, we have developed a beaded, high strength, high flow hydrophilic ion-exchange media "SepraPrep." The material is currently in use in our Sepralac Process. We are currently pursuing FDA approval for this media for use as a secondary food additive.

CUSTOMERS, SALES AND MARKETING

            We are currently marketing our products to the biotech industry through distributors that are supported by our direct sales and support staff located in Europe, Asia and the U.S. We are dependent on our distributors for revenues and as such, our performance would be materially affected if our distributors cease to sell our products or if their performance is affected.

MANUFACTURING AND SUPPLIES

              Third party contract manufacturers produce our products. We assemble the products and perform quality control. We intend to continue to enter into additional arrangements with third parties to manufacture the components of our products according to specifications provided by us. For example, we have an agreement with a supplier who is headquartered in India to manufacture certain of our ion-exchange resins. We continue to monitor production at these manufacturing facilities to assure compliance with product specifications. In January 1999, we also entered into an exclusive five-year agreement with a vendor to supply column parts and accessories. While these agreements allow us to command more attention from our critical vendors, they also create a "single source" risk if the vendors are unable to meet the quality or delivery needs of our customers. There can be no assurance that we will be able to enter into future arrangements, on acceptable terms or at all, for the manufacture of our products by others or that any manufacturer will be able to meet any demand for such products on a timely or cost effective basis.

            We are currently relying and intend to continue to rely on certain suppliers to provide substantially all of the materials required to produce our products, including, but not limited to, fabricated steel, plastics, wiring, circuitry and computer hardware. We have been and expect to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof. The raw materials utilized in the manufacture and assembly of our products are readily available from a wide variety of industry sources.

            In the future, we may decide to manufacture directly certain of our existing or proposed products. Manufacture of these products will require expensive equipment and experienced personnel. Although certain of our officers have had manufacturing experience with other companies, we have limited manufacturing experience and capabilities. There can be no assurance that we will be able to obtain the requisite financing, attract or retain experienced personnel or be able to establish a suitable manufacturing facility.

            In 2000 approximately 51% of sales revenues were from sales to customers in the United States and 49% to customers outside the United States. Of our 2000 sales revenues, approximately 90% was attributable to biotech sector sales and 10% to the dairy sector.

            Our future growth and profitability in the biopharmaceutical sector will depend, in large part, on the velocity of scale-up activities in this market and in fostering acceptance among our customers of the use of our products, namely Superflo(R) columns, QuantaSep systems and SepraSorb resins. Negotiating joint ventures and alliances in the dairy, food, and beverage industries is expected to drive our growth in those segments. Our success in marketing our products will be substantially dependent on educating our targeted markets as to the distinctive characteristics and benefits of our products and technology. There can be no assurance that our efforts or the efforts of others with which we ally ourselves will be successful, or that our products will ever achieve the level of sales necessary for us to operate profitably.

RESEARCH AND DEVELOPMENT

            We spent approximately $673,000 and $600,000 on research and development for the years ended December 31, 2000 and 1999, respectively. Substantially all of our research and development expenditures to date have been related to our QuantaSep systems and Sepralac(TM) and Seprabitt processes.

            We maintain an on-going research and development program that covers the following areas:

            (i) improvements and extensions of existing products which exploit our patents to address specific customer needs;

            (ii)  continued development of separation media; and

            (iii) continued development of commercial-scale liquid
                  chromatography processes based on RFC technology for food and dairy applications.

PATENTS, TRADEMARKS AND INTELLECTUAL PROPERTY

            We consider patent protection of our processes to be important to our business prospects. We currently hold fifteen patents and one allowed patent application in the United States relating to our technologies. In addition, we hold nine patents in various foreign countries.

            The first of our patents was issued in 1986 for our radial flow processes and method relating to purification columns. Since then, we have successfully obtained patents for various other technologies. Our patents are issued for the following inventions and have the expiration dates indicated (assuming all required maintenance fees are paid):

            o     U.S. Patent Reg. Nos. 4,627,918 (11/4/05); 4,676,898
                  (11/4/05); 4,840,730 (11/4/05) and 4,865,729 (11/4/05) cover different horizontal or radial flow chromatography methods and apparatuses.

            o U.S. Patent Reg. No. 5,462,659 (6/15/13) covering axial flow chromatography columns.

            o U.S. Patent Reg. No. 4,708,782 (9/15/06) covers a combination horizontal or radial flow chromatography column and electrophoresis apparatus.

            o U.S. Patent Reg. No. 4,867,947 (9/19/06) covers interface apparatuses for directing the output of a chromatography column to a point of use/detection and/or identification such as a mass spectrometry device

            o U.S. Patent Reg. No. 4,705,616 (9/15/06) covers a combination electrophoresis/ mass spectrometry probe for performing the two processes of electrophoretic separation of a sample followed by introduction of the separated sample to a mass spectrometry apparatus.

            o U.S. Patent Reg. No. 4,833,083 (11/04/05) covers a packed bed bioreactor for anchorage or nonanchorage dependent cells, or for immobilized enzymes, that is capable of achieving high cell densities or concentrations of reaction products.

            o U.S. Patent Reg. No. 5,492,723 (2/20/13) covers a method of producing a cross-linked flexible sponge adsorbent medium.

            o U.S. Patent Reg. No. 5,597,489 (3/02/15) covers a method for removing contaminants from water.

            o U.S. Patent Reg. No. 5,690,996 (11/2/12) covers absorbent medium.

            o U.S. Patent Reg. No. 5,756,680 (1/5/14) covers a method for sequential separation of whey proteins and formulations.

            o U.S. Patent Reg. No. 5,817,354 (8/22/16) covers a method for removing bitter compounds from citrus juice.

            o U.S. Patent Reg. No. 6,045,842 (8/22/16) covers a method for high throughput debittering of Limonin.

            We intend to continue to pursue patent protection for the various technologies we develop. There can be no assurance that any of our issued patents will afford protection against a competitor, that any patents issued or licensed to us could not be designed around or invalidated or that our pending patent applications will result in issued patents. In addition, there can also be no assurance that any application of our technology will not infringe patents or proprietary rights of others or that licenses that might be required for our processes or products would be available on reasonable terms. Furthermore, there can be no assurance that challenges will not be instituted against the validity or enforceability of any patent owned by us or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement can be substantial.

            We believe that patents in certain foreign countries are more difficult and expensive than obtaining domestic patents because of differences in patent laws, and recognizes that our patent position therefore may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents, with the attendant risks of infringement of our patents and loss of market share to infringing competition.

            We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that we can meaningfully protect our rights in such unpatented proprietary technology. To the extent that consultants or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor.

            Our name, helix logo, "S" and Design, Superflo and QuantaSep trademarks are registered on the Principal Register of Trademarks maintained by the U.S. Patent and Trademark Office, and an application to register the mark Sepralac is pending.


COMPETITION

            We face significant competition in three principal areas of our business. With respect to our liquid chromatography equipment, resins and systems, competition comes from companies that make liquid chromatography equipment and systems and companies that make separation and purification equipment and systems that compete with liquid chromatography. In the market for liquid chromatography equipment and systems, our major competitors are Amersham, Pharmacia, Millipore Corporation, Koch Filtration Products, PE BioSystems, in-house development by customers' engineering staff, and a number of smaller companies.

            With respect to our liquid chromatography processes under development for application in the food and dairy industries, we will face competition from existing producers of whey and other food ingredients who are attempting to develop existing separation technology for fractionating dairy ingredients. Such competitors include overseas companies such as Danmark Protein, and domestic companies such as Immucell Corporation and Davisco International Incorporated in the United States. In addition, we may face competition from companies in the chromatography equipment industry such as PerSeptive Biosystems and Pharmacia to the extent the dairy and food industries begin using chromatography separation processes in the future and from companies providing competing technologies, such as membrane filtration and ion exchange, including Koch filtration Products, Calgon Carbon Corporation, Ionics and Osmonics, Inc., which are currently used in food separation processes.

EMPLOYEES

            As of April 13, 2001, we employed a staff consisting of 16 full-time and two part-time employees and several contractors and consultants. In order to maximize the efficiency of this small staff, most employees serve in various functions as different needs arise. We have not experienced any strikes or work stoppages and consider our relationship with our employees to be satisfactory. Our employees are not covered by any collective bargaining agreement.

            We intend to add additional employees on an as needed basis in the areas of research, production, development, marketing, sales and administration. Our future success is substantially dependent on our ability to attract and retain highly competent technical and administrative personnel.


ITEM 2.     DESCRIPTION OF PROPERTY

            The Company moved from its Hayward facility to San Leandro, California in January 2001. The new facility is approximately 19,000 square feet of assembly, laboratory and office. Of this space, approximately 12,000 square feet is allocated to manufacturing, approximately 2,000 square feet to the Company's laboratories, and approximately 5,000 square feet to the Company's executive and administrative offices. The term of the lease is for five years beginning on January 1, 2001.

ITEM 3.     LEGAL PROCEEDINGS

            Neither the Company nor our officers or directors are parties to any pending legal proceedings involving a matter the outcome of which is expected to have a material adverse effect on our financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders during the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) MARKET INFORMATION.

            Our IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants were quoted on Nasdaq Small Cap Market from March 23, 1995 until August 15, 1997. Our Class A Common Stock is now quoted on the OTC Bulletin Board (under the symbol SPGNE.OB). Our securities were delisted from the Nasdaq Small Cap Market because we failed to meet total asset and minimum share price requirements for continued listing. The high and low bid prices for the Class A Common Stock as reported by the OTC Bulletin Board are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions. On March 23, 2000, the Class A and Class B Warrants (under symbols SPGNW and SPGNZ) expired.

                                             Class A
                                           Common Stock
                                        ------------------
                                         Low         High
         2000                           -----        -----
         ----
         First Quarter                  $0.56        $3.44
         Second Quarter                  0.81         2.00
         Third Quarter                   0.56         0.88
         Fourth Quarter                  0.12         0.44

         1999
         ----
         First Quarter                  $0.56        $0.94
         Second Quarter                  0.56         0.81
         Third Quarter                   0.56         0.69
         Fourth Quarter                  0.50         0.88


            As of April 10, 2001, the last sale price as reported on the OTC Bulletin Board for the Class A Common Stock was $0. 27

            There are no public markets for Class B Common Stock or Series A Preferred Stock.. Beginning on March 31, 2000, Class E Common Stock became subject to mandatory redemption at $0.01 per share and was no longer outstanding as of June 15, 2000.

            (b) HOLDERS. As of April 10, 2001, there were 75 record holders of Class A Common Stock, and 49 record holders of Class B Common Stock. The majority of the outstanding shares of Class A Common Stock are held of record by nominee holders on behalf of a number of ultimate beneficial owners which the Company has been informed exceeds 500.

            (c) DIVIDENDS. We have never paid any cash dividends on our Common Stock and we do not anticipate that we will do so in the foreseeable future.

            On November 3, 1997, we completed a private placement of 54 bridge units consisting of promissory notes and Class C warrants issued by us. No underwriter was used in the bridge unit offering, however, Dakin Securities Corporation acted as placement agent, and was paid $43,200 of which $35,000 was a commission and $8,200 was credited as a retainer for future services. Each unit consists of a bridge note in the face amount of $10,000 which bears interest at an annual rate of 10% (the "Bridge Notes") and warrants to purchase 5,000 shares of Class A Common Stock at $1.25 per share (which was increased in 1998 to 10,000 shares per unit due to our failure to register the Class C

Warrants with the Securities and Exchange Commission in a timely manner). The Bridge Notes became due six months from issuance and were repaid in 1998. The Class C Warrant holders have certain rights to require us to register their Warrants and underlying shares of Class A Common Stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended. The Warrants may be redeemed for $0.05 if the Target Price of $4.00 per share (subject to adjustment) for the Company's Class A Common Stock exceeds $4.00 per share for 30 consecutive business days. The number and price of Class A Common Shares subject to the Class C Warrants are subject to adjustment if the underlying shares are recapitalized, otherwise adjusted or if there are subsequent issuances of securities by us. The Warrants expire on December 31, 2002. We sold $540,000 of Bridge Notes from which we received $505,000 in net proceeds. The offering was made pursuant to SEC Regulation D and was limited to accredited investors as defined by Regulation D. Debt issuance costs related to these notes of $35,000, plus the fair value of the Class C warrants issued of $110,700 were netted against the liability and were amortized as additional interest expense over the term of the notes.

            On September 1, 1998, we sold 175,439 shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between us and Anchor, whereby we licensed to Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

            The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under section 4(2) and Regulation S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

            Our Series A Preferred Stock provides for both a 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of our Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event affecting the Class A Common Stock.

            Anchor may require us to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by us. We are currently in compliance with all such covenants and do not anticipate any future material breach.

            On December 15, 1998, we issued to Charles Janac 781,457 shares of Class A Common stock and Warrants to purchase 234,667 shares of Class A Common Stock at $0.46875 per share (expiring August 19, 2003) in exchange for the conversion of $366,308 of notes and accrued interest held by Mr. Janac. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) and Regulation D under the Securities Act of 1933, in a transaction that was not publicly offered.

            On December 15, 1998,we issued to Eliezer Sternheim 520,833 shares of Class A Common stock and Warrants to purchase 52,083 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $250,000 cash. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

            On December 15, 1998, we issued to Armin Ramel, a director of the Company, 59,946 shares of Class A Common stock and Warrants to purchase 5,995 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $28,774 of notes and accrued interest held by Mr. Ramel. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

            On December 15, 1998, we issued to Henry Edmunds, a director of the Company, 127,471 shares of Class A Common stock and Warrants to purchase 12,747 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $50,000 cash and the conversion of $11,186 of notes and accrued interest held by Mr. Edmunds. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

            On December 15, 1998, we issued to Marcel Raedts, an employee of the Company, 104,167 shares of Class A Common stock and Warrants to purchase 10,417 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $50,000 in amounts owed to Mr. Raedts for services rendered. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under section 4(2) of the Securities Act of 1933, in a transaction that was not publicly offered.

            On December 15, 1998, we issued to Michael Schneider, former principal and director of Romic Technologies Corp., 275,614 shares of Class A Common stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

            On December 15, 1998, we issued to Robert Leach, a former director of the Company, 32,475 shares of Class A Common stock and Warrants to purchase 3,248 shares of Class A Common Stock at $0.48 per share (expiring December 15,
2003) in exchange for the conversion of $15,588 of notes and accrued interest held by Mr. Leach. The shares of Class A Common Stock and warrants were sold pursuant to exemptions from registration under sections 3(a)(11), 4(2) and 4(6) under the Securities Act of 1933, in a transaction that was not publicly offered.

            The Company issued 625,000 of its Class A Common Stock at $.48 per share, to two individual investors in December,1998. Net proceeds were $300,000. In addition to the warrants issued to Mr. Janac in connection with the debt financing described in Note 6, the Company has issued an additional warrants to purchase 112,951 shares of Class A Common Stock to other shareholders and creditors who converted outstanding debt into common stock in December, 1998. The warrants were issued on substantially the same terms as those issued to Mr. Janac.

            In September 1999, Sepragen Corporation sold 290,667 shares of Class A Common Stock at $.75 per share to four investors in a private transaction exempt from securities registration under the Securities Act of 1933, as amended, and raised $218,000.

            In December 1999, the Company sold 922,667 shares of Class A Common Stock at $.75 per share to six investors and raised $692,000 in gross proceeds and $657,499 in net proceeds. It also converted $129,261 of deferred salary and consulting fees into 142,013 Class A Common Stock. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

            In March 2000, the Company sold 2,022,334 shares of Class A Common Stock at $.75 per shares to ten investors and raised $1,516,750 in gross proceeds and $1,369,480 in net proceeds. pursuant to a private offering managed by Crown Point. LLC. The shares were offered on a best efforts basis for a selling commission of 5% of gross proceeds and warrants to purchase 8% of the shares sold in the offering at an exercise price of $0.50 per share having an expiration date of December 31, 2002. The shares of Class A Common Stock were sold pursuant to exemption from registration under section 4(2) and 4(6) under the Securities Ac of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered.

            In March 2000, the Company issued 36,000 Class A Common Stock for $27,000 accrued liability, 199,833 Class A Common Stock for $148,565 for notes payable and accrued interest and 60,000 shares of Class A Common Stock for $45,000 for services and accrued liabilities. 30,000 Class A Common shares were sold for the exercise of warrants at $0.50 per share or $15,000. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following table sets forth selected financial information with respect to the Company for each of the years in the five year period ended December 31, 2000 which have been derived from the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto, included elsewhere herein.

SELECTED FINANCIAL DATA

                                                              Year Ended December 31
                                    -----------------------------------------------------------------------

      STATEMENTS OF OPERATIONS          2000           1999           1998           1997           1996
                                    -----------    -----------    -----------    -----------    -----------
Revenues                            $ 1,495,697    $ 1,689,832    $ 1,987,086    $ 1,619,623    $ 1,002,562

Net Loss                            $(1,496,327)   $  (977,617)   $(1,206,340)   $(1,648,514)   $(3,579,049)

Net Loss Per Share
                                    $     (0.18)   $     (0.19)   $     (0.41)   $     (0.58)   $     (1.25)
                                    -----------------------------------------------------------------------


Weighted average number of shares     8,099,709      5,017,176      2,935,679      2,856,431      2,856,431
outstanding
                                    -----------------------------------------------------------------------


                                                                  December 31,
                                    -----------------------------------------------------------------------

      BALANCE SHEETS                    2000           1999           1998           1997           1996
                                    -----------    -----------    -----------    -----------    -----------
Total Assets                        $   926,853    $ 1,205,518    $ 1,320,089    $ 1,393,036    $ 1,407,425

Total Liabilities                   $   789,037    $ 1,293,651    $ 1,537,205    $ 1,898,743    $   375,318



Shareholders' Equity (Deficit)      $  (362,184)   $  (700,232)   $(216,3767)    $  (505,707)   $ 1,032,107

            The following table is included as an aid to understanding the Company's operating results. The table sets forth the percentage which each item bears to revenues and the percentage change in dollar amounts from year to year.


                                       Percentage Relationship    Year to Year Percentage
                                             to Revenues            Increase (Decrease)
                                       ----------------------      ---------------------
                                      Percent of    Percent of       Year         Year
                                       Revenues      Revenues       Ended        Ended
Account Name                             2000          1999          2000         1999
------------                           --------      --------      --------     --------
Revenues                                  100%          100%          (11)%        (15)%

Cost and Expenses
                                           55%           51%            6%           5%
Cost of goods sold
                                          100%           70%          (27)%         (4)%
Selling, general and administrative
                                           50%           35%          (12)%        (21)%
Research and development
                                          200%          156%          (13)%         (9)%
Total costs and expenses
                                         (100)%         (56)%         (57)%         (1)%
Loss from operations

Interest income and other, net             (0)%          (1)%         (85)%        (92)%
                                                     --------                   --------

Net loss                                 (100)%         (58)%         (53)%        (19)%
                                       --------      ========                   ========

RESULTS OF OPERATIONS

Year Ended December 31,2000 Compared to Year Ended December 31, 1999

            Our net loss increased by $518,710 or 53% from $977,617 in 1999 to $1,496,327 in 2000. The increase in loss was due to lower sales and higher expenses as described below.

            In 2000, net sales decreased by $194,000 or 11% from $1,690,000 in 1999 to $1,496,000 in 2000.The decrease in sales was impacted by two events: (1) a slight decrease in biotech revenues as we transitioned from a distributor based sales model to a direct sales model and (2) non-recurrence of any dairy revenues since Anchor and Carbery plants were only making materials for customer evaluation and trials in 2000. Both these factors are expected to swing in our favor as our direct sales force becomes more successful in penetrating key accounts and our Sepralac(R) licenses transition from market development to order fulfillment..

            Our gross margin decreased by $146,000 or 18% from $822,000 in 1999 to $676,000 in 2000. As a percentage of sales, gross margin decreased from 49% in 1999 to 45% in 2000. The decrease in gross margin was attributable to the lower volume and product mix.

            Selling, general and administrative expense increased by $321,000 from $1,175,000 in 1999 to $1,496,000 in 2000. The increase was primarily due to additional financing, registration, advertising and public relations expenses and a non-cash stock compensation charge of $169,000. We were required to record compensation expenses related to stock option re-measurement and milestone attainment of $106,000 and $55,000 in compensation expense for the issuance of common stock to a consultant.

            Research and development expenses increased by $73,000 from $600,000 in 1999 to $673,000 in 2000. The increase in expenses was due to an increase in engineering cost to enhance and upgrade the QuantaSep product line partially offset by a reduction in expenses related to completed projects.

            For the years ended December 31, 2000 and 1999, sales of our products to foreign markets accounted for approximately 49% and 61%, respectively, of our total sales. Foreign sales expose us to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of our products. In addition, we may experience difficulties in providing prompt and cost-effective service of our products in foreign countries. We do not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon our business, operations and financial condition. We attempt to mitigate risks applicable to foreign sales by effecting foreign sales through established independent distributors with greater experience and resources for dealing with foreign customers and foreign trade issues, and by denominating all sales contracts in U.S. dollars, thereby minimizing risks from foreign currency exchange fluctuations.

INFLATION

            We believe that the impact of inflation on our operations since our inception has not been material.

VOLATILITY OF SALES

            In the last several years, we have experienced a relative increase in customer equipment orders in the third and fourth quarters and a relative decrease in orders in the first and second quarters. We believe this fluctuation relates to capital appropriations and spending cycles in the biopharmaceutical business.

LIQUIDITY AND CAPITAL RESOURCES

            We used cash in operations of $1,460,000 and $729,000 during the years ended December 31, 2000 and 1999, respectively. Cash used in operations in 2000 was the result of the net loss incurred for the year of $1,497,000, offset by net non-cash expenses of $291,000, and the net change in operating assets and liabilities resulting in use of cash of $254,000. Cash used in operations in 1999 was the result of net loss incurred for the year of $978,000, offset by net non-cash expenses of $115,000, and the net change in operating assets and liabilities resulting in source of cash of $134,000.

             Investing activities used cash in acquisition of fixed assets of $21,000 and $13,000 for the years ended December 31, 2000 and 1999, respectively.

            Financing activities provided cash $1,205,000 and $1,060,000 during the years ended December 31, 2000 and 1999, respectively. The cash provided in 2000 resulted from the proceeds of issuance of common stock of $1,384,000 partially offset by $179.000 retirements of notes payable. The cash provided in 1999 resulted from the $870,000 issuance of common stock, $240,000 in debt financing, offset by reduction in debt of $90,000.

            At December 31, 2000 we had cash and cash equivalents of $82,000 as compared to $358,000 at December 31, 1999. At December 31, 2000 we had a working capital of $72,000 as compared to working capital deficit of $261,000 at December 31, 1999. The increase of the working capital by $333,000 from December 31, 1999 to December 31, 2000 is primarily due to the increase in financing activity as described above.

            Our working capital must increase significantly in order to fund the level of manufacturing and marketing required to meet any growth in demand for our products from the dairy, food and beverage, pharmaceutical and biotechnology industries during the next few years. Moreover, we require additional funds to extend the use of our technology to new applications within the pharmaceutical and biotechnology industries as well as to applications within the food and dairy industries and to attract the interest of strategic partners in one or more of these markets.

            Since the IPO, we have funded our working capital requirements substantially from the net cash proceeds from the IPO. Prior to the IPO, we had funded our activities primarily through sales of our Superflo(R) columns and QuantaSep(R) systems, loans from our principal shareholders, and private placements of securities.

            From our inception, our expenditures have exceeded our revenues. Prior to the IPO, we financed our operations primarily through private equity placements in an aggregate amount of approximately $3,971,000, a substantial portion of which was purchased by H. Michael Schneider, the secretary and a director of the Company until October 1, 1995, and his affiliates, including Romic Environmental Technologies Corporation ("Romic"), an entity that was controlled by Mr. Schneider. In addition, we have historically relied on customers to provide purchase price advances for development and scale-up of our radial flow chromatography columns.

            See additional capital financing described under Item 5.

            Our financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in our marketing strategy and other factors, many of which will be beyond our control. Based on our current operating plan, we believe that we will be able to fund the Company's operations for the next 12 months. We are currently pursuing several avenues to raise additional capital including increasing revenues and reducing costs, entering into additional strategic partnerships and seeking to secure either debt or equity financing.

            In August 1998, we announced the signing of a ten years license agreement with Anchor Products. Under this agreement, Anchor Products will have exclusive manufacturing rights to the Sepralac Process in Australia and New Zealand and non-exclusive world wide marketing rights to products produced by the Sepralac process. In return, we received $700,000 out of a total of about $1 million from Anchor Products, comprised of license fees of $200,000 and an equity investment of $500,000 for the purchase of 175,439 redeemable, cumulative, preferred stock at $2.85 per share. The preferred stock is convertible in to Class A Common Stock (on share for share basis) at any time within the next two years and extendible for a further one year at our option.

            On October 15, 1998, we announced a five-year licensing agreement for the Sepralac process with Carbery Milk products of Ballineen, County Cork, Ireland. Under the agreement, Carbery will have a manufacturing and marketing rights to certain products produced from the Sepralac Process. In return we will receive a license fee of $350,000, $200,000 was received in 1998 with the balance over three years at $50,000 per year.

            The IPO Units, Class A Common Stock and Class A and Class B warrants were delisted from the Nasdaq SmallCap Market on August 15, 1997 and Pacific Stock Exchange ("PSE") on July 8, 1998. We did not meet the requirements for continued listing of securities on Nasdaq SmallCap Market and Pacific Stock Exchange. Since August 16, 1997, the Class A Common Stock has been trading in the over-the-counter market. As a result, an investor will likely find it more difficult to dispose of or to obtain accurate quotations as to the value of our securities. It is also likely that our securities will be less liquid with a resulting negative effect on the value of such securities and our ability to raise additional capital.

            We currently have no credit facility with a bank or other financial institution. Historically, we and certain of our customers have jointly borne a substantial portion of developmental expenses on projects with such customers through purchase price advances or joint development projects with each party sharing some of the costs of development. There can be no assurance that such sharing of expenses will continue. We will continue our efforts to increase sales of our existing products and to complete development and initiate marketing of our products and processes now under development.

            We are seeking to enter into strategic alliances with corporate partners in the industries comprising our primary target markets (biopharmaceutical, food and dairy). Our ability to develop and market our Sepralac process for whey separation and other potential food products and processes will be substantially dependent upon our ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, we will be reliant on such joint venture partners or allied companies for both market introduction, operational assistance and financial assistance. We believe that development, manufacturing and market introduction of products in these industries, will cost millions of dollars and require operational capabilities in excess of those currently available to us. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. We hope to enter into alliances that will provide funding to us for the development of new applications of our Radial Flow Chromatography (RFC) technology in return for agreements to purchase our equipment and royalty bearing licenses to the developed applications.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, our Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate," and similar expressions may identify forward-looking statements.

            Taking into account the foregoing, the following are identified as some but not all of the important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf:

            Inability to Secure Additional Capital. We have incurred operating losses each fiscal year since our inception. We must restore positive cash flow or secure additional financing through either the sale of additional securities or debt financing to continue operations beyond the next 12 months. Although we are attempting to secure additional financing, there can be no assurance that such financing will be available to us on reasonable terms or at all. We have not met the listing requirements required for continued listing of its securities on the Nasdaq SmallCap Market and the Pacific Exchange Tier II and is thinly traded on the over the counter bulletin board. See Item 6 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

            Competition. In both our biopharmaceutical industry market and in the market for its process systems for the food, beverage, and dairy industries, we face intense competition from better-capitalized competitors. See Item 1 "Business-Competition."

            Dependence on Joint Ventures and Strategic Partnerships. Our entry into the food, dairy and beverage market for our process systems will be substantially dependent upon our ability to enter into strategic partnerships, joint ventures or similar collaborative alliance with established companies in each market. There can be no assurance that the terms of any such alliances will produce profits. See Item 1 "Business-Necessity of Alliances and Partnerships."

ITEM 7.     FINANCIAL STATEMENTS

            (a) FINANCIAL STATEMENTS. The financial statements of the Company as of December 31, 2000, and for the year then ended have been audited by Bedinger & Company, independent accountants, as indicated in their report thereon. The financial statements included in this section are as follows:


                                                                            PAGE

Report of Independent Certified Public Accountants, Bedinger & Company       21

Report of Independent Certified Public Accounts, Grant Thornton              22

Balance Sheet as of December 31, 2000                                        23

Statements of Operations for the years ended December 31, 2000 and 1999      24

Statement of Shareholders' Equity (Deficit) for the years ended December
31, 2000 and 1999                                                            25

Statements of Cash Flows for the years ended December 31, 2000 and 1999      26

Notes to Financial Statements                                                27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders
Sepragen Corporation:

We have audited the accompanying balance sheet of Sepragen Corporation (the "Company") as of December 31, 2000, and the related statements of operations, shareholders' deficit, and cash flows for each of the year in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sepragen Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public accountants


Bedinger & Company
Walnut Creek, California
February 22, 2001

               Report of Independent Certified Public Accountants







To the Board of Directors and Shareholders
Sepragen Corporation

We have audited the accompanying statements of operations, shareholders' deficit, and cash flows of Sepragen Corporation for the year ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Sepragen Corporation for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.





/s/Grant Thornton LLP
San Jose, California
March 17, 2000

                              SEPRAGEN CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2000

ASSETS
Current assets:
      Cash and cash equivalents                                                     $     82,166
      Accounts receivable, less allowance for doubtful accounts of $40,000               452,618
      Inventories                                                                        265,379
      Prepaid expenses and other                                                          48,486
                                                                                    ------------
         Total current assets                                                            848,649
                                                                                    ------------
      Furniture and equipment, net                                                        32,973
      Intangible Assets                                                                   45,231
                                                                                    ------------
                  Total assets                                                           926,853

LIABILITIES AND DEFICIT IN SHAREHOLDERS' DEFICIT
Current liabilities:

      Accounts payable                                                              $    437,556
      Notes payable from shareholders                                                     70,000
      Accrued payroll and benefits                                                       124,487
      Accrued liabilities                                                                 91,870
      Interest payable                                                                    39,318
      Customer deposit                                                                    25,806
         Total current liabilities                                                       789,037

Redeemable convertible Series A Preferred stock, no par value--
5,000,000 shares authorized;  175,439 shares issued and
outstanding (total liquidation preference of $500,000)                                   500,000

Shareholders' equity (deficit):
       Class A common stock, no par value--20,000,000 shares
         authorized; 7,795,731 shares issued and outstanding                          12,782,582
       Class B common stock, no par value--2,600,000 shares
         authorized; 701,177 shares issued and outstanding                             4,065,618
       Accumulated deficit                                                           (17,210,384)
                                                                                    ------------
      Total shareholders' deficit                                                       (362,184)
                                                                                    ------------
               Total liabilities and shareholders' deficit                          $    926,853
                                                                                    ============

     The accompanying notes are an integral part of this financial statement

                              SEPRAGEN CORPORATION
                            STATEMENTS OF OPERATIONS


                                                            For the Year
                                                          Ended December 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------

Revenues:

           Net sales                                 $ 1,495,697    $ 1,689,932

Costs and expenses:

           Cost of goods sold                            819,757        868,214

           Selling, general, and administrative        1,495,752      1,175,403

           Research and development                      672,808        599,667
                                                     -----------    -----------

Total costs and expenses                               2,988,317      2,643,284
                                                     -----------    -----------

Loss from operations                                  (1,492,620)      (953,352)

Interest expense                                          (3,707)       (24,265)
                                                     -----------    -----------

Net loss                                             $(1,496,327)   $  (977,617)
                                                     ===========    ===========

                                                     $     (0.18)   $     (0.19)
Loss per common share, basic and diluted
Weighted average common shares outstanding             8,099,719      5,017,176


   The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION
STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999
--------------------------------------------------------------------------------

                                                         Common Stock
                                    -----------------------------------------------------
                                            Class A                     Class B
                                    -------------------------- --------------------------                  Total
                                     Number of                  Number of                 Accumulated   Shareholder's
                                       Shares        Amount       Shares        Amount      Deficit        Deficit
                                    ------------  ------------ ------------  ------------ ------------   ------------
BALANCES
December 31, 1998                      4,057,216  $  9,954,446      701,177  $  4,065,618 $(14,736,440)  $   (716,376)

Issuance of options and Common
Class A Stock for services and
accrued liabilities                      142,013       129,261                                                129,261

Issuance of Class A Common
Stock at $0.41 per share               1,213,333       864,500                                                864,500


Net Loss                                                                                      (977,617)      (977,617)

BALANCES                            ------------  ------------ ------------  ------------ ------------   ------------
December 31, 1999                      5,412,562    10,948,207      701,177     4,065,618  (15,714,057)      (700,232)

Conversion of Series A
Preferred Stock                           35,002       100,000                                                100,000

Issuance of Class A Common
Stock at $0.68 per share
(net of offering costs of $5,707)      2,022,334     1,369,480                                              1,369,480

Issuance of Class A Common Stock
for accrued liabilities at
$0.75 per share                           36,000        27,000                                                 27,000

Issuance of Class A Common Stock
for notes payable and
accrued interest at $0.74 per share      199,833       148,565                                                148,565

Compensation for issuance
of stock options                                       129,330                                                129,330

Exercise of Warrants to purchase
Class A Common Stock at
$0.50 per share                           30,000        15,000                                                 15,000

Issuance of Class A Common
Stock for services and accrued
liabilities at $0.75 per share            60,000        45,000                                                 45,000


Net loss for period ending 12/31/00                                                         (1,496,327)    (1,496,327)
                                    ------------  ------------ ------------  ------------ ------------   ------------

BALANCES
December 31, 2000                      7,795,731  $ 12,782,582      701,177  $  4,065,618 $(17,210,384)  $   (362,184)
                                    ============  ============ ============  ============ ============   ============

                        See Notes to Financial Statements

                              SEPRAGEN CORPORATION
                             STATEMENT OF CASH FLOWS

================================================================================

                                                        Year Ended December 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        ($1,496,327)   ($  977,617)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation                                         90,944         89,676
     Amortization                                         24,978         24,978
     Issuance of common stock at a discount              174,330         60,896
CHANGES IN OPERATING ASSETS AND CURRENT LIABILITIES
        Accounts receivable                              (53,601)       128,828
        Inventories                                       (4,843)       184,856
        Prepaid expenses                                 (33,975)        17,500
        Accounts payable & accrued liabilities           (92,852)      (335,270)
        Accrued liabilities                              (38,482)        97,094
        Accrued payroll and benefits                     (28,194)        (3,382)
        Interest payable                                 (27,991)        24,265
        Customer deposits                                 25,806        (40,797)
                                                     -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES                (1,460,207)      (728,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                         (20,905)       (13,430)
                                                     -----------    -----------
NET CASH FOR INVESTING ACTIVITIES                        (20,905)       (13,430)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock            1,369,480        869,500
     Proceeds from exercise of warrants                   15,000             --
     Net proceeds (principal repayments) from notes
       payable from stockholders'                       (134,435)       260,000
     Net repayments of notes payable                     (45,000)       (70,000)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES       1,205,045      1,059,500
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (276,067)       317,097
CASH, beginning of period                                358,233         41,136
                                                     -----------    -----------
CASH, end of period                                  $    82,166    $   358,233
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE
     Cash paid during the year for taxes             $       800    $       800
     Conversion of liabilities into common stock         175,565        229,261
     Cash paid for interest                               18,000
     Conversion of redeemable Class E to liability        12,099


                        See Notes to Financial Statements

NOTE A - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Operations:

            Sepragen Corporation (the "Company") develops, manufactures and markets proprietary liquid chromatography columns and computer-controlled liquid chromatography process systems. These products are used by the biopharmaceutical industry for the separation and purification of a broad range of molecules.

Summary of Significant Accounting Policies:

            Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Concentrations of Credit Risk: The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses on customer accounts, when probable, and such losses have been within management's expectations.

            Approximately 49% and 61% of net sales for the years ended December 31, 2000 and 1999, respectively, were to customers outside the United States.

            For the year ended December 31,2000, two customers individually accounted for 20% and 15% of sales. For the year ended December 31, 1999, the Company had two customers who individually accounted for 24% and 16% of sales.

            For the year ended December 31, 2000, three customers individually accounted for 33%, 28% and 11% of accounts receivable.

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

            Furniture and Equipment: Furniture and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of the assets that range from two to five years. Maintenance and repairs are charged to expense as incurred while major improvements are capitalized. Leasehold improvements are amortized over their useful lives or lease term, whichever is shorter.

            Intangible Assets: Intangible assets, consisting of internal and purchased patent application costs, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the patents of approximately seven years. Accumulated amortization on patents is $148,788 on December 31, 2000.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

            Fair value of financial instruments. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value due to the short-term nature of such instruments. Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's notes payable approximates the carrying value.

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

            Loss Per Common Share: Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock "method and convertible securities using the "if-converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss per share as the affect would be anti-dilutive.

            Stock Based Compensation: Compensation expense is recorded when the exercise price of options is less than the fair value of the common stock at the measurement date, or when options previously issued are modified.


NOTE B - GOING CONCERN AND MANAGEMENT PLANS:

            The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few quarters. Accordingly, there can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase operating revenues and/or raise additional equity capital sufficient to generate enough cash flows to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE C - INVENTORIES:

            Inventories consist of the following at December 31, 2000:

                      Raw materials                            $  88,135
                      Work in process                             55,349
                      Finished goods                             121,894
                                                               ---------
                                                               $ 265,379
                                                               =========

NOTE D - FURNITURE AND EQUIPMENT:

            Furniture and equipment consist of the following at December 31, 2000:

                      Office equipment                         $  90,999

                      Machinery                                   93,831

                      Furniture and fixtures                       5,813

                      Lab equipment                              114,033

                      Autos                                        6,309
                                                               ---------

                                                                 310,985

                      Less accumulated depreciation and
                      amortization                              (278,012)
                                                               ---------

                                                               $  32,973
                                                               =========

NOTE E -    NOTES PAYABLE:

            Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000 payable with interest at 9.5% per annum, of which $300,000 was from shareholders of the Company and $100,000 was from an unrelated party. In December, 1998, the Company converted $165,000 of the shareholder's debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock. In 1999, the Company paid $20,000 to a shareholder. In August, 1999, the Company received proceeds from a convertible note payable from a shareholder of $260,000 with interest at 9.5% per annum. In March 2000, a shareholder converted $130,000 Note payable into 173,333 shares of Class A Common stock. The remaining balance of $130,000 was paid in April 2000. Between January and March 2000, the Company repaid $30,000 of the shareholder notes and converted $10,000 of related party notes payable accrued interest into 11,150 shares of Class A Common Stock. In 2000, the Company paid $25,000 to unrelated party and $25,565 to shareholders. In December 2000, the Company received $50,000 in convertible notes payable with interest at 10% per annum from a shareholder.

NOTE F - SERIES A PREFERRED STOCK

On September 1, 1998, the Company sold 175,439 shares of Series A Preferred Stock to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between the Company and Anchor, whereby the Company licensed

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

The Company's Series A Preferred Stock provides for both a 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of the Board of Directors of the Company subject to the Company retaining sufficient earnings and profits. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31,

2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares, which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one
(1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event affecting the Class A Common Stock.

Anchor may require the Company to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by the Company. The Company is currently in compliance with all such covenants and does not anticipate any future material breach.

On September 15, 1999, the Company issued 35,002 shares of Series A Preferred Stock to Monterey Mechanical Co. of Oakland, California upon the conversion of $100,000 of accounts payable into Series A Preferred Stock at $2.86 per share. The terms and conditions of the Preferred Stock held by Monterey Mechanical are the same as those for Anchor Products. On March 17, 2000, Monterey Mechanical converted all of its 35,002 shares of Series A Preferred Stock into 35,002 shares of Class A Common Stock.

NOTE G - CLASS A COMMON STOCK

The Company issued 625,000 of its Class A Common Stock at $.48 per share, to two individual investors in December, 1998. Net proceeds were $300,000. In addition to the warrants issued to Mr. Janac in connection with the debt financing described in Note F, the Company has issued an additional warrants to purchase 112,951 shares of Class A Common Stock to other shareholders and creditors who converted outstanding debt into common stock in December, 1998. The warrants were issued on substantially the same terms as those issued to Mr. Janac.

In September 1999, Sepragen Corporation sold 290,667 shares of Class A Common Stock at $.75 per share to four investors in a private transaction exempt from securities registration under the Securities Act of 1933, as amended, and raised $218,000.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

In December 1999, the Company sold 922,667 shares of Class A Common Stock at $.75 per share to six investors and raised $692,000 in gross proceeds and $657,499 in net proceeds. It also converted $129,261 of deferred salary and consulting fees into 142,013 Class A Common Stock. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

In March 2000, the Company sold 2,022,334 shares of Class A Common Stock at $.75 per shares to ten investors and raised $1,516,750 in gross proceeds and $1,369,480 in net proceeds. pursuant to a private offering managed by Crown Point. LLC. The shares were offered on a best efforts basis for a selling commission of 5% of gross proceeds and warrants to purchase 8% of the shares sold in the offering at an exercise price of $0.50 per share having an expiration date of December 31, 2002. The shares of Class A Common Stock were sold pursuant to exemption from registration under section 4(2) and 4(6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered. In March 2000, the Company issued 36,000 Class A Common Stock for $27,000 accrued liability, 199,833 Class A Common Stock for $148,565 for notes payable and accrued interest and 60,000 shares of Class A Common Stock for $45,000 for services and accrued liabilities. 30,000 Class A Common shares were sold for the exercise of warrants at $0.50 per share or $15,000. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.


NOTE H - STOCK OPTIONS

The Company has issued non-qualified stock options to purchase shares of the Company's common stock to certain employees, consultants, and directors. The options vest over a period of one to ten years. Shares issued under the existing stock option agreements are subject to various restrictions as to resale and right of repurchase by the Company. Generally, the exercise price is not less than the fair value of the common stock at the date of grant.

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

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

The Company has 656,671 options that are outstanding outside of the Plans and that are held by the CEO at exercise prices ranging from $0.38 to $5.00. 246,671 options have vested based upon prior performance objectives. The remaining 410,000 options, exercisable at $0.38, are outstanding and vest upon the completion of performance milestones to August 31, 2000, to be extended by the Board of Directors.

The following table summarizes the Company's stock option activity for the years ended December 31:

                                  2000                       1999
                         -----------------------   ------------------------
                                       Weighted-                  Weighted-
                                       Average                    Average
                                       Exercise                   Exercise
                           Shares       Price        Shares        Price
                         ----------   ----------   ----------    ----------

Outstanding at
beginning of year         1,298,361   $     1.29    1,192,629    $     1.37

     Granted                170,000         0.83      166,732          0.75

     Forfeited                   --           --      (61,000)         0.38
                         ----------   ----------   ----------    ----------

Outstanding at
end of year               1,468,361   $     1.23    1,298,361    $     1.30
                         ==========   ==========   ==========    ==========



Options exercisable
at year-end               1,201,361                 1,078,580
                         ==========                ==========

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                               Options Outstanding                   Options Exercisable
                    -----------------------------------------    --------------------------
                      Number         Average       Weighted        Number         Weighted
   Range of         Outstanding     Remaining      Average      Outstanding at    Average
   Exercise         at December    Contractual     Exercise      December 31,     Exercise
    Prices           31, 2000      Life (years)     Price           2000           Price
----------------    -----------    -----------    -----------    -----------    -----------
 $0.38 to $0.55         741,032           0.49    $      0.40        721,032    $      0.40

 $0.72 to $1.50         489,400           2.91           0.83        242,200           0.84

 $2.38 to $5.00         237,929           3.29           4.64        237,929           4.67
                    -----------    -----------    -----------    -----------    -----------

 Total                1,468,361           1.75    $      1.23      1,201,361    $      1.33
                    ===========    ===========    ===========    ===========    ===========

In October, 1998, the Company reduced the exercise price of Stock options from $0.88 to $7.62 per share to the fair market value of $0.38 per share for specific individuals. Compensation expense relating to the reduction in exercise price was immaterial to the financial statements.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its options issued to employees.

The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss and net loss per share in 2000 and 1999 would have been:

                                                    2000              1999
                                                -----------       -----------

             Net loss as reported               $(1,496,327)      $  (977,617)

             Pro forma                          $(1,620,082)      $(1,087,538)

             Net loss per share, as reported    $     (0.18)      $     (0.19)

             Pro forma                          $     (0.20)      $     (0.23)

The weighted average fair value of options granted during 2000 and 1999 was $0.79 and $0.54, respectively. The fair value of each option granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    2000              1999
                                                -----------       -----------

             Risk free interest rate                5.11%             5.49%

             Expected life (years)                  4.76                 4

             Volatility                              179%              139%

             Dividend yield                           --                --


NOTE I - INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2000
(rounded):

             Net operating loss carry forwards                    $ 6,060,000

             Research and development credit carry forwards           598,000

             Other differences between financial reporting
             and tax basis of assets and liabilities                   64,000
                                                                  ===========

                                                                    6,722,000

             Valuation allowance                                   (6,722,000)
                                                                  -----------

             Net deferred tax assets                              $        --
                                                                  -----------

Due to the uncertainty of the realization of the net deferred tax assets, the balance has been fully reserved. The valuation allowance increased by $540,000 for the year ended December 31, 2000.

The difference between the income tax benefit at the Federal statutory rate and the Company's effective tax rate is as follows:

             For the years ended December 31:
                                                    2000              1999
                                                -----------       -----------

             Statutory federal income tax rate        34%               34%

             State income taxes                        6                 6

             Change in valuation allowance           (40)%             (40)%

                                                      --                --
                                                ===========       ===========

At December 31, 2000, the Company had net operating loss carry forwards available to reduce its future taxable income of approximately $16,288,000, for federal income tax purposes, and $4,460,000 for California state franchise purposes. These net operating losses expire at various times through 2020.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               YEARS ENDED DECEMBER 31, 2000 AND 1999 (CONTINUED)


For federal and state tax purposes, the Company's net operating loss and tax credit carry forwards could be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state laws.


NOTE  J - COMMITMENTS

The Company currently rents its office and production facility under an annual operating lease which expires December 31, 2005. Rental expense for the years ended December 31, 2000 and 1999 was $102,120 and $94,718, respectively. The minimum rental commitment remaining on the leased property is as follows:

           Years Ending December 31:
                        2001                 $  157,516
                        2002                    163,816
                        2003                    170,369
                        2004                    177,183
                        2005                    184,271
                                             ----------
                           Total             $  853,155
                                             ==========

On August 30, 1994, the Company entered into an employment agreement with Vinit Saxena, its President. The agreement was for a six year term (expired September
2000). Mr. Saxena was to receive a salary of $125,000 per annum, plus bonuses of up to $25,000 per annum. In addition, the agreement included certain other insurance and severance benefits.


NOTE K - SEGMENT REPORTING

Sepragen has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment. Operating results are as follows:

                                   2000                      1999
                                   ----                      ----
                                        Food and                  Food and
                           Biotech      Beverage     Biotech      Beverage
                         -----------  -----------  -----------  -----------

         Sales           $1,353,000   $  143,000   $1,336,000   $  354,000

         Cost of goods      770,000       50,000      721,000      147,000
                         ----------   ----------   ----------   ----------

         Gross Profit    $  583,000   $   93,000   $  615,000   $  207,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            (i) Effective February 6, 1998, Grant Thornton LLP, was engaged as principal independent accountant for Sepragen Corporation.

            (ii) Effective November 28, 2000, Grant Thornton, LLP resigned as principal independent accountants for Sepragen Corporation

            (iii) There has been no disagreement with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

            (iv) The opinion for the year ended December 31, 1998 was unqualified except for a modification with respect to the Company's ability to continue as a going concern and the opinion for the year ended December 31, 1999 was unqualified.

            (v) Effective December 18, 2000, the Company has selected Bedinger& Company as its independent accountants.

            (vi) The change of independent accountants was approved by the Board of Directors of the Company.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            The Company's Officers and Directors are elected annually to serve until the next annual meeting of shareholders and thereafter until their successors are elected. The number of Directors presently authorized by the Bylaws of the Company is up to six.

-------------------------------------------------------------------------------------------------------

NAME, OFFICES AND POSITION                                                                    FIRST
WITH THE COMPANY OR PRINCIPAL                                                                 BECAME A
OCCUPATION AND DIRECTORSHIPS                                                        AGE       DIRECTOR
-------------------------------------------------------------------------------------------------------
 VINIT SAXENA                                                                       45         1985
            President, Chief Executive Officer, Chief Financial Officer,
            Chairman of the Board and Director of the Company since 1985. He is the inventor of the Company's original radial flow chromatography technology. His background includes several years as a biochemical engineer, product marketing manager, and prior to joining Sepragen, as a product marketing manager for industrial chromatography with
            Bio-Rad Laboratories (from 1980-1984) and a manager of production and bioengineering for Bio-Response (now Baxter Healthcare) (from
            1984-1985). Mr. Saxena has an M.S. in Chemical Engineering from
            Syracuse University and an M.B.A. from the University of California at Berkeley. Mr. Saxena also serves as a director of Scan
            Incorporated of Mountain View, California, a privately-held artificial intelligence medical imaging company.
-------------------------------------------------------------------------------------------------------

ARMIN RAMEL                                                                         75         1986
            Director of the Company since September 1986 and was elected as
            Secretary of the Company in 1995. He has been employed since July
            1993 as Vice President of Product Development of Scios Nova Inc., a
            publicly-held biotechnical company. From November 1982 to June 1993,
            Dr Ramel was employed by Genentech, his last position there being
            Senior Director of the Process Science Division from April 1991 to
            June 1993. From 1969 to October 1982, Dr. Ramel was employed in various positions at Hoffmann - La Roche, Inc., his last position there being Director of the Biopolymer Research Department from
            1977, to October 1982. Prior to 1969, he was a professor at the
            University of Basel, Switzerland and State University of New York at
            Buffalo. Dr. Ramel holds a Ph.D. in physical chemistry from the
            University of Basel.
-------------------------------------------------------------------------------------------------------

HENRY N. EDMUNDS.*                                                                  58         1997
            Dr. Edmunds became Chief Financial officer of the Company In
            December 2000. He served as Vice President and Chief Financial
            Officer of Promtheus, in San Diego, from 1999 to 2000 and was Vice
            President and Chief Financial Officer of SangStat Medical
            Corporation, a Menlo Park, California based company, since 1992 to
            1999. From 1985 until 1992, Dr. Edmunds was Director of Business
            Development and business manager of Genencor, Inc., a South San
            Francisco, California biotechnology company. Dr. Edmunds received his Ph.D. in Biotechnology from the University of California,
            Berkeley and his M.B.A. from the Stanford University.
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------

NAME, OFFICES AND POSITION                                                                    FIRST
WITH THE COMPANY OR PRINCIPAL                                                                 BECAME A
OCCUPATION AND DIRECTORSHIPS                                                        AGE       DIRECTOR
-------------------------------------------------------------------------------------------------------
JOHN WALKER.*                                                                       55         1998
            Mr. Walker successfully managed and sold companies in separations and dairy fields. He founded the Northern California region of TEC
            (The Executive Committee, an organization dedicated to the empowerment of CEOs). He mentors six new chairpersons of TEC. He also runs his consulting firm John Walker and Associates, which provides, among other things, strategic planning and management assistance to high tech companies. Mr. Walker has a B.A. in
            Industrial Engineering from Georgia Tech and an M.B.A. from Stanford
            University.
-------------------------------------------------------------------------------------------------------

JOSEPH R. MALLON, JR.                                                               55         1999
            On April 1, 1995, Mr. Mallon was appointed President, Chief
            Executive Officer of the Board of Measurement Specialties, Inc.
            ("MSI"). Mr. Mallon has served on the Board of Directors of MSI since April 1, 1992. In October 1985, Mr. Mallon co-founded
            NovaSensor, a leader in the field of micromachined pressure and acceleration sensors, where he served as Co-President and Director until its acquisition in 1990, by Lucas Industries, Inc., a United
            States subsidiary of Lucas Industries plc of the United Kingdom.
            From that time until his departure in January of 1993, Mr. Mallon was the Executive Vice President and Director of Lucas Nova Sensor.
            Mr. Mallon holds a B.S. in Science from Farleigh Dickinson
            University, and a M.B.A. from California State University.
-------------------------------------------------------------------------------------------------------

K.CHARLES JANAC                                                                     43         2000
            Mr. Janac has served as the President and Chief Executive Officer of
            Smart Machines, Inc. from November 1994 to September 1999 (when
            Smart machines was acquired by Brooks Automation), and as Vice
            President and General Manager of Brooks Automation from October
            1999 to present. He has an M.B.A. from Stanford University and MS in Organic Chemistry from Tufts University.
-------------------------------------------------------------------------------------------------------

-------------------------
*           Member of the Compensation Committee and Audit Committee.


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

            The total number of shares of Class A Common Stock with respect to which options may be granted under the 1994 Stock Option Plan is 400,000. The shares subject to, and available under, the 1994 Stock Option Plan may consist, in whole or in part, of authorized but un-issued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the options, become available for grant under the 1994 Stock Option Plan.

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

            The 1994 Stock Option Plan contains certain limitations applicable only to ISOs granted there under to satisfy specific provisions of the Code. For example, the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year may not exceed $100,000. In addition, if an optionee owns more than 10% of the Company's stock at the time the individual is granted an ISO, the exercise price per share cannot be less than 110% of the fair market value per share and the term of the option cannot exceed five years.

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

            The total number of shares of Class A Common Stock with respect to which options may be granted under the 1996 Stock Option Plan is 250,000. The shares subject to, and available under, the 1996 Stock Option Plan may consist, in whole or in part, of authorized but un-issued stock or treasury stock not reserved for any other purpose. Any shares subject to an option that terminates, expires or lapses for any reason, and any shares purchased upon exercise of an option and subsequently repurchased by the Company pursuant to the terms of the options, become available for grant under the 1996 Stock Option Plan.

OPTIONS GRANTED

            As of December 31, 2000, the Company had outstanding 1,468,361 options to purchase shares of Class A Common Stock issued to five directors, 11 employees and thirteen consultants at prices ranging from $0.38 to $5.00 per share of which 641,690 are outstanding under the n1994 and 1996 Stock Option Plans and 826,671 are outstanding outside the Plans. To accommodate the additional grants of stock options, the Board of Directors is in the process of establishing a new Stock Option Plan which will be subject to shareholder approval and will authorize 650,000 shares of Class A Commons Stock to be issued under a new stock option plan..

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

401(k) PROFIT SHARING PLAN

            In 1995, the Company adopted a 401(k) profit sharing plan under which employees may defer a portion of their salary. The Plan became effective in 1996 and employee deferrals and employer contributions of $32,495 were made in 2000 and $38,885 in 1999.

SUMMARY COMPENSATION TABLE

            The following table sets forth all compensation paid for the past three fiscal years to the chief executive officer and to executive officers whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 2000.

                                                 Annual Compensation          L-T Compensation
                                                ----------------------     ---------------------
(a)                                    (b)          (c)          (d)                (g)

                                                                           Securities underlying
Name and Principal Position            Year     Salary (1)(2)    Bonus           Options/SARs(#)
Vinit Saxena, President, Chief         2000       $134,327        $0                       0
Executive Officer and Chief
Financial Officer

                                       1999       $133,906        $0                       0

                                       1998       $123,640        $0                 410,000
                                    ------------------------------------------------------------

---------------------
(1) Includes all amounts paid or accrued and includes $500 and $500, respectively, matching contributions to the Company's 401K Plan. As of April 1995, Mr. Saxena's base salary increased to $125,000 per year under his new employment agreement. See "Employment Agreements."
(2) Includes health insurance costs for Mr. Saxena and his family in the amounts of $7,596, $7,596, and $8,827 during 1998, 1999 and 2000, respectively.

OPTION/SAR GRANTS IN LAST FISCAL YEAR 2000


                                                                        Individual Grants
----------------------------------------------------------------------------------------------------------------------------

(a)                                                   (b)                              (c)             (d)              (e)
----------------------------------------------------------------------------------------------------------------------------

                                                             Percent of Total Options SARs     Exercise or
Name                                         Options/SARs                  SARs granted to      base price       Expiration
                                                  Granted         employees in fiscal year          ($/Sh)             Date
----------------------------------------------------------------------------------------------------------------------------

Vinit Saxena                                         None                               0%             $0*              N/a
President, Chief Executive Officer, Chief
Financial Officer & Chairman of the
Board(1)
----------------------------------------------------------------------------------------------------------------------------


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR 1999 AND
2000 FISCAL YEAR-END OPTION/SAR VALUES


(a)                                      (b)         (c)               (d)                              (e)

                                                                  Number of Securities                Value of Unexercised
                                                                Underlying Unexercised                        In-the-Money
                                      Shares       Value        Options/SARs at FY-End              Options/SARs at FY End
                                 Acquired on    Realized     ----------------------------     ----------------------------
Name                         Exercise (#)(1)         ($)     Unexercisable    Exercisable     Unexercisable    Exercisable
---------------              ---------------  ----------     -------------    -----------     -------------    -----------
Vinit Saxena                               0          $0           410,000        247,724          $254,200         $6,128
President, Chief
Executive Officer,
Chief Financial
Officer & Chairman of the
Board

------------------

(1)         Based on an assumed market value of $1.00 per share of Class A
            Common Stock.

            In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long-term incentive plan compensation to the executive officers named above.

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

-----------------------------------------------------------------------------------------------------------------------

Name and Address of Beneficial Owner     Number of Shares of Common Stock   Percentage of Common Stock   Percentage of
or Number in Group                                 Beneficially Owned (1)       Beneficially Owned (1)    Voting Power
-----------------------------------------------------------------------------------------------------------------------

Vinit Saxena (2)                                                1,124,903                          12%             21%
   30689 Huntwood Avenue
   Hayward, CA 94544
-----------------------------------------------------------------------------------------------------------------------

Michael Schneider (3)                                             852,930                          10%             20%
   150 Encinal Avenue
   Atherton, CA 94025
-----------------------------------------------------------------------------------------------------------------------

K. Charles Janac (4)                                            1,151,549                          13%             10%
   651 River Oaks Parkway
   San Jose, CA 95134
-----------------------------------------------------------------------------------------------------------------------

Eliezer Sternheim, Ph.D. (5)                                      572,916                           7%              5%
   46871 Bayside Parkway
   Fremont, CA 94538
-----------------------------------------------------------------------------------------------------------------------

Henry N. Edmunds  (6)                                             190,218                           2%              2%
  11096 Caminito Alvarez
  San Diego, CA 92126-5710
-----------------------------------------------------------------------------------------------------------------------

Armin Ramel, Ph.D. (7)                                            127,688                           2%              1%
   4 Sandstone
   Portola Valley, CA 94028
-----------------------------------------------------------------------------------------------------------------------

Joseph R. Mallon (8)                                              112,000                           1%              1%
    5 Tanager Lane
    Morristown, NJ 07960
-----------------------------------------------------------------------------------------------------------------------
John Walker (9)
 980 Covington Road                                                50,000                           *%              *%
 Los Altos, CA 94024
-----------------------------------------------------------------------------------------------------------------------

All directors and executive officers                            2,756,358                          28%             35%
as a group (6 in number)

-----------------------------------------------------------------------------------------------------------------------
* = less than 1%.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated below. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended. We have two classes of Common Stock outstanding, Class A and Class B. Class E Common Stock became subject to redemption on March 31, 2000 and a notice of redemption has declared June 15, 2000 to be the effective date of the redemption and was not included in the above calculations.
(2) Amounts and percentages include (i) 296,281 shares of Class B Common Stock which is convertible into one share of Class A Common Stock. Each share of Class B Common Stock has five votes per share); (ii) 62,369 shares of Class A Common Stock (iii) options to purchase 656,671 shares of Class A Common Stock; (iv) 57,813 shares of Class A Common Stock and options to purchase 45,866 shares of Class A Common Stock, held by Renu Saxena, an employee of the Company and the spouse of Vinit Saxena; and (iv) 5,903 shares of Class B Common Stock owned jointly by Renu Saxena and Rakesh Chabra (Renu Saxena's brother).
(3)   Amounts and percentages include (i) 337,483 shares of Class B Common Stock
      (ii) 515,447 shares of Class A Common Stock.
(4) Amounts and percentages include 833,682 shares of Class A Common Stock and warrants to purchase 274,667 shares of Class A Common Stock.
(5) Amounts and percentages include 520,833 shares of Class A Common Stock and warrants to purchase 52,083 shares of Class A Common Stock.
(6) Amounts and percentages include (i) options to purchase 40,000 shares of Class A Common Stock granted under our Stock Option Plans; (ii) 10,000 Class C Warrants to purchase Class A Common Stock, (iii) 127,471 shares of Class A Common Stock and (iv) warrants to purchase 12,747 shares of Class A Common Stock.
(7) Amounts and percentages include (i) options to purchase 61,747 shares of Class A Common Stock granted under our Stock Option Plans; (ii) 59,946 shares of Class A Common Stock and (iii) warrants to purchase 5.995 shares of Class A Common Stock.
(8) Amounts and percentages include 72,000 shares of Class A Common Stock and options to purchase 40,000 shares of Class A Common Stock granted under our Stock Option Plans.
(9) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under our Stock Option Plan and an option to purchase 10,000 shares of Class A Common Stock.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

GRANT OF STOCK OPTIONS

            The following directors and officers were granted stock options:

-------------------------------------------------------------------------------------------------------------

                                          Grant Date       Expire Date     Option Shares    Exercise $/share
-------------------------------------------------------------------------------------------------------------
Vinit Saxena, CEO,  Director & Chairman   10/14/98            10/14/00           410,000                0.38
-------------------------------------------------------------------------------------------------------------

John Walker, Director                     12/1/98             12/01/02            40,000                0.50
Joe Mallon, Director                      12/1/99             12/01/03            40,000                0.72
John Walker, Director                     2/4/00              01/01/05            10,000                0.75
K. Charles Janac, Director                07/10/00            07/09/05            40,000                0.78

-------------------------------------------------------------------------------------------------------------

BRIDGE NOTES

            The following officer and directors purchased Bridge Notes and related Class C warrants from us pursuant to our November 3, 1997 private placement:


                 Dr. Kris Venkat                  $10,000

                 Dr. Henry N. Edmunds             $10,000

                 Dr. Quirin Miranda               $25,000

            Drs. Venkat and Miranda were repaid in August 1998 and Dr. Edmunds converted his note to Class A Common Stock on December 15, 1998.


SHAREHOLDER NOTES

            In May 1997, we borrowed $100,000 from a shareholder, payable with interest at 9.5% per annum and was due March 1, 1999. In June 1997, we borrowed $25,000 from Dr. Armin Ramel, a director and shareholder of the Company, payable with interest at 9.5% per annum and such debt was converted to Class A Common Stock on December 15, 1998. In June 1998, we borrowed $125,000 from H. Michael Schneider, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and such debt was converted into Class A Common Stock on December 15, 1998. In August 1998, we borrowed $30,000 from Robert Leach, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and $15,000 of such debt was converted into Class A Common Stock on December 15, 1998 . In March 2000, Mr. Leach converted $10,000 of his Note payable into 11,500 shares of Class A Common Stock and the balance of $8958 in principal and accrued interest was paid in July 2000.


SERIES A PREFERRED STOCK

            On September 1, 1998, we sold 175,439 shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock were sold to Anchor Products Limited of Hamilton, New Zealand ("Anchor"). The acquisition of Series A Preferred Stock by Anchor was consummated in connection with the execution of a Commercial License Agreement between us and Anchor, whereby the Company licensed to Anchor a technology that isolates proteins from whey, a low value cheese by-product. The shares of Series A Preferred Stock were sold for cash in the aggregate amount of $500,000 ($2.85 per share). There were no underwriting discounts or commissions paid in connection with the transaction.

            The shares of Series A Preferred Stock were sold pursuant to exemptions from registration under section 4(2) and Regulation S under the Securities Act of 1933, in a transaction that was not publicly offered. Anchor is a New Zealand corporation.

            Our Series A Preferred Stock provides for both a 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of our Board of Directors of the Company subject to our retaining sufficient earnings and profits. The Preferred Stock is also convertible on or before September 30, 2000 into Class A Common Stock, at the conversion rate of $2.86 per share. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per Series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock. The Series A Preferred Shares shall be redeemable at the option of the holders of the Series A Preferred Shares commencing September 30, 2003 and expiring December 31, 2008, at the cash price of $2.86 per share, plus any accrued and unpaid dividends on the Series A Preferred Shares which are redeemed. In addition, each share of Series A Preferred Stock shall be automatically converted into one (1) share of Class A Common Stock, if not previously redeemed, on January 1, 2009, or at any time the closing bid price per share of the Company's Class A Common Stock shall average at least $3.86 per share over ninety (90) consecutive trading days prior to January 1, 2004. The conversion ratio for the Series A Preferred Stock shall be adjusted in the event of recapitalization, stock dividend, or any similar event affecting the Class A Common Stock.

            Anchor may require us to immediately redeem the preferred shares in the event of certain covenant breaches of the license agreement by us. We are currently in compliance with all such covenants and do not anticipate any future material breach.


CONVERSION OF DEBT

            On December 15, 1998, we issued to Charles Janac 781,457 shares of Class A Common stock and Warrants to purchase 234,667 shares of Class A Common Stock at $0.46875 per share (expiring August 19, 2003) in exchange for the conversion of $366,308 of notes and accrued interest held by Mr. Janac.

            On December 15, 1998, we issued to Eliezer Sternheim 520,833 shares of Class A Common stock and Warrants to purchase 52,083 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $250,000 cash.

            On December 15, 1998, we issued to Armin Ramel, a director of the Company, 59,946 shares of Class A Common stock and Warrants to purchase 5,995 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $28,774 of notes and accrued interest held by Mr. Ramel.

            On December 15, 1998, we issued to Henry Edmunds, a director of the Company, 127,471 shares of Class A Common stock and Warrants to purchase 12,747 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for $50,000 cash and the conversion of $11,186 of notes and accrued interest held by Mr. Edmunds.

            On December 15, 1998, we issued to Michael Schneider, a former director and more than 5% shareholder of the Company, 275,614 shares of Class A Common stock and Warrants to purchase 27,561 shares of Class A Common Stock at $0.48 per share (expiring December 15, 2003) in exchange for the conversion of $132,294 of notes and accrued interest held by Mr. Schneider.

            On December 15, 1998, we issued to Robert Leach, a former director of the Company, 32,475 shares of Class A Common stock and Warrants to purchase 3,248 shares of Class A Common Stock at $0.48 per share (expiring December 15,
2003) in exchange for the conversion of $15,588 of notes and accrued interest held by Mr. Leach.

            On March 15, 1999, we issued to Vinit Saxena, Chief Operating officer, 62,369 shares of Class A Common Stock at $0.48 per share in exchange for $29,937 of deferred salary.

            On March 15, 1999, we issued Sanjeev Saxena, an employee and brother of Vinit Saxena, 35,938 shares of Class A Common Stock at $0.48 per share in exchange for $17,250 of deferred salary.

            On March 15, 1999, we issued to Renu Saxena, an employee and spouse of Vinit Saxena, 21,875 shares of Class A Common Stock at $0.48 per share in exchange for $10,500 of deferred salary.

            On December 15, 1999, we issued to Koyah Leverage Partners 266,667 shares of Class A Common Stock at $0.75 per share in exchange for $200,000 cash.

            On December 15, 1999, we issued to Koyah Partners LP 66,667 shares of Class A Common Stock at $0.75 per share in exchange for $50,000 cash.

            On December 15, 1999, we issued to Joseph R. Mallon 72,000 shares of Class A Common Stock at $0.75 per share in exchange for $54,000 cash.

            On December 15, 1999, we issued to Summit Securities, Inc. 333,333 shares of Class A Common Stock at $0.75 per share in exchange for $250,000 cash.

            On August 18, 1999, we received proceeds from convertible note payable from H. Michael Schneider, former director and shareholder of $260,000 with interest at 9.5% per annum. In March 2000, Mr. Schneider converted $130,000 of the note payable into 173,333 shares of Class A Common Stock. The remaining balance of $130,000 was paid in April 2000.

            On March 31, 2000, Private Situations Equity Fund, L.P. purchased 1,333,334 shares of Class A Common Stock at $0.75 per share and entered into a registration rights agreement covering those shares. In addition, we must issue 13,333 shares of Class Common Stock to Special Situations for each month after July 15, 2000 in which a registration statement covering their shares has not been declared effective by the Securities and Exchange Commission. On the day the Securities and Exchange Commission declared the registration effective 26,666 additional shares have been issued.

            Crown Point Securities, as placement agent in connection with a private placement of Class A Common Stock completed in March 2000 received commissions and a warrant to purchase 272,720 shares of Class A Common Stock at an exercise price of $0.50 per share having an expiration date of December 31, 2002.


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

            4.4(1)     Form of Specimen Class B Common Stock Certificate

            4.5(1)     Form of Specimen Class E Common Stock Certificate

            4.6(1) Bridge Warrant Agreement, including forms of Bridge Warrant Certificate

            4.7(7)     Warrant Agreement with Charles Janac

            4.8 Registration Rights Agreement with Special Situations Private Equity Fund, L.P. dated March 31, 2000

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

            24         Consent of Bedinger & Co.

            ------------------

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

            (6) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated December 8, 2000.

            (7) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

            Exhibits not listed above have been omitted because they are inapplicable or because the required information is given in the financial statements or notes thereto.

            (b)  REPORTS ON FORM 8-K.

                       Form 8-K , item 4 was filed on December 8, 2000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of April 2001.

                                       SEPRAGEN CORPORATION

                                       By: /s/ VINIT SAXENA
                                           -------------------------------------
                                           Vinit Saxena
                                           Chief Executive Officer and President

            Pursuant on the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ VINIT SAXENA                                                  April 12, 2001
---------------------------
Vinit Saxena
(Principal Executive Officer) Chief Executive Officer,
President, Chairman of the Board, and Director


/s/ ARMIN RAMEL                                                   April 12, 2001
---------------------------
Armin Ramel
Director and Secretary


/s/ HENRY N. EDMUNDS                                              April 12, 2001
---------------------------
Henry N. Edmunds
Director and Chief Financial Officer


/s/ K. CHARLES JANAC                                              April 12, 2001
---------------------------
K. Charles K. Janac
Director


/s/ JOHN WALKER                                                   April 12, 2001
---------------------------
John Walker
Director


/s/ JOSEPH R. MALLON, JR.                                         April 12, 2001
---------------------------
Joseph R. Mallon, Jr.
Director

                                INDEX TO EXHIBITS

            Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.


No.            Description
------         ------------------------------------------------------
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

4.4(1)         Form of Specimen Class B Common Stock Certificate

4.5(1)         Form of Specimen Class E Common Stock Certificate

4.6(1)         Bridge Warrant Agreement, including forms of Bridge Warrant
               Certificate

4.7(7)         Warrant Agreement with Charles Janac

4.8 Registration Rights Agreement with Special Situations Private Equity Fund, L.P. dated March 31, 2000

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

------------------------------------

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

            (5) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated December 8, 2000.

            (6) These exhibits which are incorporated herein by reference were previously filed by the Company as exhibits to its Report on Form 8-K dated September 4, 1998.