Form 10QSB
period 2001-03-31
SEPRAGEN CORP
filed 2001-05-11
CIK 794154

CONFORMED COPY

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2001

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission file number: 1-14068


                              SEPRAGEN CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                     68-0073366
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              14500 Doolittle Drive, San Leandro, California 94577
              ----------------------------------------------------
                    (Address of principal executive offices)

        (Issuer's telephone number (including area code): (510) 667-1004

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

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                                          MAY 10, 2001
                                                          ------------

                                CLASS A COMMON STOCK        7,795,731
                                CLASS B COMMON STOCK          701,177

THIS REPORT INCLUDES A TOTAL OF 9 PAGES

PART I -  FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                              SEPRAGEN CORPORATION

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                       March 31 2001
                                                                       -------------

Current Assets:
   Cash and cash equivalents .......................................   $     50,438
   Accounts receivable, less allowance for doubtful accounts
     of $40,000 ....................................................        303,505
   Inventories .....................................................        231,328
   Prepaid expenses and other ......................................         47,285
                                                                       ------------
     Total current assets ..........................................        632,556

   Furniture and equipment, net ....................................         75,548
   Intangible assets ...............................................         38,986
                                                                       ------------
                                                                            747,090
                                                                       ------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Accounts payable ................................................   $    414,382
   Notes Payable from shareholders .................................        155,000
   Accrued payroll and benefits ....................................        165,282
   Accrued liabilities .............................................         61,001

   Customer deposit ................................................         52,846
   Interest payable ................................................         39,317
                                                                       ------------
     Total current liabilities .....................................        887,828
                                                                       ------------

   Redeemable Preferred stock, no par value - 5,000,000 shares authorized; and  175,439 convertible, preferred issued and
      outstanding ..................................................        500,000
     Class A common stock, no par value - 20,000,000 shares ........     12,782,582
     Authorized; 7,795,731 shares issued and outstanding

   Class B common stock, no par value - 2,600,000 shares authorized;
     701,177 shares issued and outstanding .........................      4,065,618
   Accumulated deficit .............................................    (17,488,938)
                                                                       ------------
   Shareholders' equity  (deficit) .................................       (140,738)
                                                                       ------------
                                                                       $    747,090
                                                                       ------------

The accompanying notes are an integral part of this condensed financial statement.

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001            2000
                                                    -----------     -----------

Revenues:

        Net Sales ..............................    $   353,951     $   278,260

Costs and expenses:

        Cost of goods sold .....................        194,639         159,539

        Selling, general and administrative ....        315,055         259,177

        Research and development ...............        122,811         145,301
                                                    -----------     -----------

        Total costs and expenses ...............        632,505         564,017
                                                    -----------     -----------

        Loss from operations ...................       (278,554)       (285,757)
                                                    -----------     -----------

        Other income ...........................             --

Interest income, (expense) net .................             --          (9,375)
                                                    -----------     -----------

        Net loss ...............................       (278,554)       (295,132)
                                                    ===========     ===========
Net loss per common share, basic and diluted ...    $      (.03)    $      (.05)
                                                    ===========     ===========

Weighted average shares outstanding ............      8,496,908       6,186,951


The accompanying notes are an integral part of this condensed financial statement.

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                               2001           2000
                                                               ----           ----

Cash flows from operating activities:

   Net Loss ............................................   $  (278,554)   $  (295,132)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation .....................................        17,385         29,002
      Amortization .....................................         6,245              0
      Changes in assets and liabilities:
         Accounts receivable ...........................       149,113          1,567
         Inventories ...................................        34,051        (97,257)
         Prepaid expenses and other ....................         1,201         (4,378)
         Accounts payable ..............................       (23,174)      (199,249)
         Accrued liabilities ...........................       (30,869)        56,364
         Accrued payroll and benefits ..................        40,795         (4,500)
         Interest payable ..............................             0          9,375
         Customer deposits .............................        27,040         40,000
                                                           -----------    -----------
            Net cash used in operating activities ......       (56,767)      (464,208)
                                                           -----------    -----------
Cash flows from investing activities:
      Acquisition of fixed assets ......................       (59,958)       (11,065)
                                                           -----------    -----------
            Net cash used by investing .................       (59,958)       (11,065)
Cash flows from financing activities:
   Proceeds from issuance of common stock ..............             0      1,369,482
   Proceeds from exercise of warrants ..................             0         15,000
   Proceeds from issuance of notes payable .............        85,000
   Payment of notes payable ............................             0        (50,000)
                                                           -----------    -----------
            Net cash provided by financing activities ..        85,000      1,334.484
                                                                          -----------
            Net increase (decrease) in cash ............       (31,725)       859,211
Cash and cash equivalents at the beginning of the period        82,166        358,233
                                                           -----------    -----------
Cash and cash equivalents at the end of the period .....   $    50,441    $ 1,217,444
                                                           ===========    ===========
Supplemental disclosures of cash information:
   Conversion of liabilities into Common Stock: ........                  $   175,565


The accompanying notes are an integral part of these condensed financial statements.

                              SEPRAGEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of March 31, 2001, the Company had an accumulated deficit of $17,488,940.

         The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond June 30, 2001. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing efforts and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainly.

NOTE 2 - INTERIM FINANCIAL REPORTING

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 3 - NOTES PAYABLE:

         Between January and March 2001, the Company received proceeds from convertible notes payable of $85,000 from shareholders.

NOTE 4 - SEGMENT REPORTING:

         The Company has two operating segments based on the nature of the customer`s industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the three months ended March 31 2001 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

NOTE 5 - LOSS PER SHARE

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. the assumed exercise of 1,468,361 options and assumed conversion of 175,439 convertible securities have not been included in the calculation of diluted loss at March 31, 2001 per share as the effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FIRST THREE MONTHS OF 2001 COMPARED TO FIRST THREE MONTHS OF 2000.

         Our net sales increased by $76,000 or 27% from $278,000 in the first three months of 2000 to $354,000 for the comparable period in 2001. The increase in sales was mostly in the QuantaSep product line.

         Our gross profit increased by $40,000 or 34% from $119,000 in the first three months of 2000 to $159,000 for the comparable period in 2001. The increase in gross profit was due to higher sales. As a percentage of sales gross profit improved by 2% from 43% in the first quarter of 2000 to 45% in the first quarter of 2001.The improvement in gross margin was mainly due to higher volume resulting in lower unit fixed cost .

         Our selling, general and administrative expenses increased by $56,000 from $259,000 in the first three months of 2000 to $315,000 for the comparable period in 2001. The increase in expenses was primarily due to moving expenses related to the Company relocation from its facility in Hayward to San Leandro.

         Our research and development expenses decreased by $22,000 from $145,000 in the first three months of 2000 to $123,000 in the first three months of 2001.The decrease was due to the completion of some projects related to the QuantaSep product line.

         Our net loss decreased by $16,000 or 5% from $295,000 in the first three months of 2000 to $279,000 for the comparable period in 2001. The decrease in net loss was due to higher revenue and lower interest expense.

Inflation.

The Company believes that the impact of inflation on its operations since its inception has not been material.

LIQUIDITY AND CAPITAL RESOURCES:

         We used cash of $57,000 and $464,000 for operations during the first three months of 2001 and 2000, respectively. Cash used in operations in the first three months of 2001 was the result of net loss incurred for the three months of $279,000 offset by net non-cash expense of $24,000, the net change in operating assets and liabilities resulting in source of cash of $198,000. Cash used in operation in the first three months of 2000 was the result of net loss incurred for the three months of 2000 of $295,000, offset by net non-cash expenses of $29,000, the net change in operating assets and liabilities resulting in use of cash of $198,000.

         Investing activities used cash of $60,000 in the first three months of 2001 and $11,000 in the first three months of 2000 in the acquisition of fixed assets.

         Financing activities provided cash of $85,000 and $1,334,000 during the first three months of 2001 and 2000, respectively. The cash provided in the first three months of 2001 was due to proceeds from issuance of common convertible notes payable. The cash provided in the first three months of 2000 was due to proceeds of common stock of $1,384,000 partially offset by $50,000 repayment of notes payable.

         At March 31, 2001, we had cash and cash equivalent of $50,000 as compared with $82,000 on December 31, 2000. At March 31, 2001, the Company had a working capital deficit of $243,000, as compared to working capital of $60,000 at December 31, 2000. The decrease in cash in the first three months of 2001 was a result of the aforementioned increases and decreases in cash from operating, investing and financing activities noted above.

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

         Our financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in our marketing and other factors, many of which will be beyond our control. Based on our current operating plan, we believe that we will only be able to fund our operations through June 30, 2001. Accordingly, we will have to either turn profitable or obtain additional funds to support our operations.

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

         On October 15, 1998 we announced a licensing agreement for the Sepralac process with Carbery Milk Products of Ballinnen, County Cork, Ireland. Under the agreement, Carbery will have a manufacturing and marketing rights to certain products produced from the Sepralac Process. In return, we have received a license fee of $350,000 of which $200,000 was received in 1998 and the balance over three years at $50,000 per year.

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

                                       SEPRAGEN CORPORATION


DATE: May 11, 2001                     By: /s/ VINIT SAXENA
                                           -----------------------
                                           Vinit Saxena
                                           Chief Executive Officer