Form 10QSB
period 2001-06-30
SEPRAGEN CORP
filed 2001-08-20
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 0-25726


                              SEPRAGEN CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           California                                             68-0073366
           ----------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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



                                                August 20, 2001
                                                ---------------

                    Class A Common Stock           7,795,731
                    Class B Common Stock             701,177



                     THIS REPORT INCLUDES A TOTAL OF 9 PAGES

PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1. - Financial Statements
------------------------------

                              SEPRAGEN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                             ASSETS
                                                                       June 30 2001
                                                                       ------------

Current Assets:
   Cash and cash equivalents .......................................   $     58,687
   Accounts receivable, less allowance for doubtful accounts
      of $40,000 ...................................................        188,419
   Inventories .....................................................        232,418
   Prepaid expenses and other ......................................         47,286
                                                                       ------------
      Total current assets .........................................        526,810

   Furniture and equipment, net ....................................         97,869
   Intangible assets ...............................................         31,952
                                                                       ------------
                                                                            656,631
                                                                       ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable ................................................   $    488,327
   Notes Payable, including $140,000 from shareholders .............        275,000
   Accrued payroll and benefits ....................................        300,280
   Accrued liabilities .............................................         46,289
   Interest payable ................................................         39,317
   Customer deposit ................................................         27,040
                                                                       ------------
      Total current liabilities ....................................      1,176,253
                                                                       ------------

   Redeemable Preferred stock, no par value - 5,000,000 shares authorized; and  175,439 convertible, preferred issued and
      outstanding ..................................................        500,000

   Class A common stock, no par value - 20,000,000 shares
      authorized; 7,795,731 shares issued and
      outstanding ..................................................     12,782,582
   Class B common stock, no par value - 2,600,000 shares authorized;
      701,177 shares issued and outstanding ........................      4,065,618

   Accumulated deficit .............................................    (17,867,822)
                                                                       ------------
   Shareholders' equity (deficit) ..................................       (519,622)
                                                                       ------------
                                                                       $    656,631
                                                                       ------------



The accompanying notes are an integral part of this condensed financial statement.

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                         Three Months                  Six Months
                                                                        Ended June 30                 Ended June 30

                                                                      2001           2000           2001           2000
                                                                  -----------    -----------    -----------    -----------


                           Revenues:

Net Sales .....................................................   $   156,867    $   442,217    $   510,818    $   720,477
                                                                  -----------    -----------    -----------    -----------


                     Costs and expenses:

Cost of goods sold ............................................       107,996       277,233,        302,635        436,772
Selling, general and administrative ...........................       290,943        340,226        605,998        595,404
Research and development ......................................       136,812        187,666        259,623        332,967
Stock compensation expense ....................................             0        160,524              0        160,524


   Total costs and expenses ...................................       535,751        965,649      1,168,256      1,525,667
                                                                  -----------    -----------    -----------    -----------

Loss from operations ..........................................      (378,884)      (523,432)      (657,438)      (805,190)
                                                                  -----------    -----------    -----------    -----------

   Other income ...............................................            --
Interest income, (expense) net ................................             0          9,655              0         (3,719)
                                                                  -----------    -----------    -----------    -----------

Net loss ......................................................      (378,884)      (513,777)      (657,438)      (808,909)
                                                                  ===========    ===========    ===========    ===========

      Net loss per common share,
   Basic and diluted ..........................................   $      (.04)   $      (.08)   $      (.08)   $      (.12)
                                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding ...........................     8,496,908      6,574,147      8,496,908      6,574,147



The accompanying notes are an integral part of this condensed financial statement.

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended June 30,
                                                                                  2001           2000
                                                                              -----------    -----------

Cash flows from operating activities:

   Net Loss ...............................................................   $  (657,438)   $  (808,909)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation .........................................................        27,071         64,255
     Amortization .........................................................        13,278
     Non cash - stock compensation expense ................................             0        160,524
     Changes in assets and liabilities:
       Accounts receivable ................................................       264,199       (188,048)
       Inventories ........................................................        32,961          8,295
       Prepaid expenses and other .........................................         1,200         (4,378)
       Accounts payable ...................................................        50,771       (202,259)
       Accrued liabilities ................................................       (45,581)       (36,479)
       Accrued payroll and benefits .......................................       175,793         (1,502)
       Interest payable ...................................................            (1)        13,255
       Customer deposits ..................................................         1,234             --
                                                                              -----------    -----------
         Net cash used in operating activities ............................      (136,513)      (995,246)
                                                                              -----------    -----------

Cash flows from investing activities:
       Acquisition of fixed assets ........................................       (91,966)       (17,742)
                                                                              -----------    -----------
         Net cash used by investing .......................................       (91,966)       (17,742)

     Proceeds from issuance of common stock ...............................     1,369,480
     Proceeds from exercise of warrants ...................................             0         15,000
     Proceeds from issuance of notes payable ..............................       205,000              0

     Payment of notes payable to shareholders .............................      (210,000)
     Payment of notes payable .............................................       (40,000)
     Net cash provided by financing activities ............................       205,000      1,134,480

         Net increase (decrease) in cash ..................................       (23,479)       121,492
                                                                              -----------    -----------

Cash and cash equivalents at the beginning of the
period ....................................................................        82,166        358,233
                                                                              -----------    -----------

Cash and cash equivalents at the end of the period ........................   $    58,687    $   479,725
                                                                              ===========    ===========

Supplemental disclosures of cash information:



     Conversion of liabilities into Common Stock: .........................                  $   175,565



The accompanying notes are an integral part of these condensed financial statements.

                              SEPRAGEN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      SIX MONTH PERIOD ENDED JUNE 30, 2001


Note 1 - Basis of Presentation

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as going concern. As of June 30, 2001, the Company had an accumulated deficit of $17,867,822

         The Company will be required to conduct significant research, development and testing activities which, together with expense to be incurred for manufacturing, the establishment of large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31, 2001. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing effort and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.

Note 2 - Interim Financial Reporting

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note 3 - Notes Payable

         Between January and June 2001, the Company received proceeds from convertible notes payable of $140,000 from shareholders and $65,000 from non-shareholders.

Note 4- Segment Reporting

         The company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the six months ended June 30, 2001 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

Note 5 - Loss per Share

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. The assumed exercise of 1,468,361 options and warrants and assumed conversion of 175,439 convertible securities have not been included in the calculation of diluted loss at June 30, 2001 per share as the effect would be anti-dilutive.

Item 2.  Management's Discussion and Analysis.

First six months of 2001 compared to first six months of 2000.

         The management of the Company has determined that there exists a significant potential for revenue growth in the biotech sector via sales of its existing products like columns and QuantaSeps and by addition of new products though further development of existing patents. Similarly, there are opportunities for developing a business in selling high value ingredients from whey, soy, etc. for nutritional purposes. While both present potential for value generation, the businesses are different and in management's opinion, each needs to be financed and managed with focus. Significant capital will need to be invested in each business if the potential is to be realized. Management has undertaken to explore the formation of two private subsidiaries for this purpose and secure financing separately for each entity on different terms with different investors. Management has also undertaken the task of raising additional interim funds to provide the means needed to recapitalize the Company in the manner contemplated. (Financial advisors have been hired for recapitalization purposes.)

         The results stated below reflect the severely cash-strapped operating state of the Company over the last 6 months. In the face of such resource constraints lower revenues are a reflection of the Company's diminished ability to provide adequate resources for sales and service, to pay vendors and suppliers and respond quickly to customers.

         Our net sales decreased by $209,000 or 29% from $720,000 in the first six months of 2000 to $511,000 for the comparable period in 2001. The decrease in sales was due to the decrease in sales in the second quarter of 2001 compared to the same period in 2000. There was no sales contribution from the food/dairy sector in the first half of 2001.

         Gross profit decreased by $76,000 or 27% from $284,000 in the first half of 2000 to $208,000 for the comparable period in 2001. The decrease in gross profit was due to lower sales. As a percentage of sales gross profit increased by 2% from 39% in the first half of 2000 to 41% for the same period in 2001. The increase of 2% was due to the higher discount that was given to overseas distributors in the first half of 2000.

         Despite increases in rent, and over head, selling, general and administrative expenses remained steady at $595,000 in the first six months 2000 as compared to $606,000 for the comparable period in 2001.

         Research and development expenses decreased by $73,000 from $333,000 in the first six months of 2000 to $260,000 in the first six months of 2001 as a result of belt tightening.

         Net loss decreased by 19% from $809,000 in the first six months of 2000 to $657,000 for the comparable period in 2001. The decrease in loss is due to lower department expenses in addition to the $161,000 in compensation expenses that we were required to book in 2000, partially offset by lower gross profit.


Three months ended June 30, 2000 compared to three months of ended June 30, 2000

         Our net sales decreased by $285,000 or 65% from $442,000 in the second quarter of 2000 to $157,000 for the second quarter of 2001. The decrease was primarily due to lower orders for the QuantaSep product line.

         Our gross profit decreased by $116,000 from $165,000 in second quarter of 2000 to $49,000 for the second quarter of 2001.As a percentage of sales, gross profit decreased by 6% from 37% in the second quarter of 2000 to 31% in the second quarter of 2000. The decrease in gross profit was mainly due to lower volume resulting in higher unit fixed cost partially offset by higher discount give to overseas distributors in the second quarter of 2000.

         Our selling, general and administrative expense decreased by $49,000 from $340,000 in the second quarter of 2000 to $291,000 in the second quarter of 2001. The decrease is primarily due to lower expense in marketing, commission and travel.

         Our research and development expenses decreased by $51,000 from $188,000 in the second quarter of 2000 to $137,000 in the second quarter as a result of belt tightening.

         Our net loss for the second quarter decreased by $135,000 or 26% from $514,000 in the second quarter of 2000 to $379,000 in the second quarter of 2001. The decrease in loss was due to lower expenses partially offset by lower gross profit.

         Looking forward, on the premise of revitalizing the Company through recapitalization, management believes that the Company can attract additional talent to reinvigorate customer interest and upon consummation of the financing will be positioned to grow.

Inflation.

         We believe that the impact of inflation on its operations since its inception has not been material.



Liquidity and Capital Resources:
--------------------------------

         We used cash of $137,000 and $995,000 for operations during the first six months of 2001 and 2000, respectively. Cash used in operations in the first six months of 2001 was the result of net loss incurred for the six months of $657,000 offset by net non-cash expense of $40,000, and the net change in operating assets and liabilities resulting in source of cash of $480,000. Cash used in operation in the first six months of 2000 was the result of net loss incurred for the six months of 2000 of $809,000, offset by net non-cash expenses of $225,000, and the net change in operating assets and liabilities resulting in use of cash of $411,000.

         Investing activities used cash of $92,000 in the first half of 2001 and $18,000 for the comparable period in 2000.

         Financing activities provided cash of $205,000 and $1,134,000 during the first six months of 2001 and 2000, respectively. The cash provided in the first six months of 2000 resulted from issuance of convertible notes payable of $205,000. The cash provided in the first six months of 2000 was due to proceeds from issuance of common stock of 1,384,000 partially offset by $250,000 retirement of notes payable.

         At June 30, 2000 we had cash and cash equivalents of $59,000 as compared with $82,000 on December 31, 2000. At June 30, 2001, we had a working capital deficit of $649,000, as compared to working capital of $60,000 at December 31, 2000. The decrease in cash in the first six months of 2001 was a result of the aforementioned increases and decreases in cash from operating, investing and financing activities noted above.

         Clearly our working capital must increase significantly to fund the level of manufacturing and marketing required to meet any growth in demand for our products in the nutritional and biotech industries during the next several years. Moreover, we require additional funds to market and develop products as stated earlier.

         Since we do not have credit facilities, most of the required growth capital would have to come from customers/partners and equity financing. No assurance can be given, however, that the terms of any contemplated financing or alliances will be successfully negotiated or that such financing will be successful in generating the revenue required to make us profitable.

SUBSQUENT EVENTS
----------------

         Between July 1, 2001 and August 20, 2001, we received $262,500 in interim financing. Additional financing of approximately $350,000 is anticipated to be raised in the next few weeks. The financing is being raised from accredited investors under a private placement at $0.25/share with a 10% warrant coverage with 5 year warrants having a strike price of $1.00. It is anticipated that $110,000 in convertible notes will also be converted to stocks on the same terms as the private placement.

         Additionally, we have secured approximately $400,000 in orders from companies like Human Genome Sciences, Avigen and Baxter that is being carried as a backlog.

         The infusion of the anticipated capital and order backlog should allow us to operate at our current rate until year-end.



Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

         This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such Assumptions, or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we expresses expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "estimate," "anticipate," and similar expressions may identify forward-looking statements.



                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings                                        Not Applicable
------   -----------------

Item 2   Defaults Upon Senior Securities                          Not Applicable
------   -------------------------------

Item 3.  Submission of Matters to a vote of Security Holders      Not Applicable
-------  ---------------------------------------------------

Item 4.  Other Information                                        Not Applicable
------   -----------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEPRAGEN CORPORATION

DATE: August 20, 2001                  By: /s/ VINIT SAXENA
      ---------------                      --------------------------
                                           Vinit Saxena
                                           Chief Executive Officer