Form 10QSB
period 2001-09-30
SEPRAGEN CORP
filed 2001-11-14
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                               November 14, 2001
                                               -----------------

                     Class A Common Stock         10,985,731
                     Class B Common Stock            701,177



                     THIS REPORT INCLUDES A TOTAL OF 9 PAGES

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. - Financial Statements
------------------------------

                              SEPRAGEN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 September 30
                                                                                     2001
                                                                                 ------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..................................................  $    296,532
   Accounts receivable, less allowance for doubtful accounts
     of $40,000 ...............................................................       162,230

   Notes Receivable ...........................................................        50,000
   Inventories ................................................................       368,936
   Prepaid expenses and other .................................................        47,286
                                                                                 ------------
     Total current assets .....................................................       924,984

   Furniture and equipment, net ...............................................        92,951
   Intangible assets ..........................................................        24,919
                                                                                 ------------
                                                                                 $  1,042,854
                                                                                 ------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable ...........................................................  $    456,734
   Notes Payable, including $165,000 from shareholders ........................       180,000
   Accrued payroll and benefits ...............................................       324,452
   Accrued liabilities ........................................................        46,814
   Interest payable ...........................................................        39,318
   Customer deposit ...........................................................       197,206
                                                                                 ------------
     Total current liabilities ................................................     1,244,524
                                                                                 ------------

   Redeemable Preferred stock, no par value - 5,000,000 shares
     authorized; and  175,439 convertible, preferred issued and ...............       500,000
     outstanding

   Class A common stock, no par value - 20,000,000 shares .....................    13,524,281
     authorized; 10,985,731 shares issued and
     outstanding ..............................................................
   Class B common stock, no par value - 2,600,000 shares authorized;
     701,177 shares issued and outstanding ....................................     4,065,618

   Accumulated deficit ........................................................   (18,291,569)
                                                                                 ------------
   Shareholders' equity  (deficit) ............................................      (201,670)
                                                                                 ------------
                                                                                 $  1,042,854
                                                                                 ============

               The accompanying notes are an integral part of this
                         condensed financial statement.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months                   Nine Months
                                                                       Ended September 30            Ended September 30
                                                                       2001           2000           2001           2000
                                                                   -----------    -----------    -----------    -----------

                           Revenues:

Net Sales ......................................................   $    25,483    $   313,732    $   536,301    $ 1,034,209
                                                                   -----------    -----------    -----------    -----------

                      Costs and expenses:

Cost of goods sold .............................................        14,031        161,748        316,666        598,520
Selling, general and administrative ............................       308,376        346,900        914,374      1,102,828
Research and development .......................................       126,823        166,747        386,446        499,714
Stock compensation expense .....................................             0              0              0              0

    Total costs and expenses ...................................       449,230        675,395      1,617,486      2,201,062
                                                                   -----------    -----------    -----------    -----------

  Loss from operations .........................................      (423,747)      (361,663)    (1,081,185)    (1,166,853)
                                                                   -----------    -----------    -----------    -----------

    Other income ...............................................            --
  Interest income, (expense) net ...............................             0              0              0        (13,375)
                                                                   -----------    -----------    -----------    -----------

  Net loss .....................................................      (423,747)      (361,663)    (1,081,185)    (1,180,228)
                                                                   ===========    ===========    ===========    ===========

    Net loss per common share,
  Basic and diluted ............................................   $      (.04)   $      (.04)   $      (.12)   $      (.16)
                                                                   ===========    ===========    ===========    ===========

Weighted average shares outstanding ............................     9,560,241      8,523,575      8,762,741      7,587,386


               The accompanying notes are an integral part of this
                         condensed financial statement.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                Nine Months Ended September 30,
                                                                                                      2001           2000
                                                                                                  -----------    -----------

Cash flows from operating activities:

   Net Loss ...................................................................................   $(1,081,185)   $(1,180,228)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation ..............................................................................        34,032        110,476
    Amortization ..............................................................................        20,311
    Non cash - stock compensation expense .....................................................             0        160,524
    Changes in assets and liabilities:
     Accounts receivable ......................................................................       290,388        (50,560)
     Inventories ..............................................................................      (103,557)       (53,552)
     Prepaid expenses and other ...............................................................         1,200         (4,378)
     Accounts payable .........................................................................        19,178       (278,666)
     Accrued liabilities ......................................................................       (45,056)       (85,545)
     Accrued payroll and benefits .............................................................       199,965          7,966
     Interest payable .........................................................................             0        (17,754)
     Customer deposits ........................................................................       171,400             --
                                                                                                  -----------    -----------
       Net cash used in operating activities ..................................................      (493,324)    (1,391,717)
                                                                                                  -----------    -----------

Cash flows from investing activities:
    Acquisition of fixed assets ...............................................................       (94,009)       (17,742)
                                                                                                  -----------    -----------
       Net cash used by investing .............................................................       (94,009)       (17,742)

   Proceeds from issuance of common stock .....................................................       691,699      1,369,480
   Proceeds from exercise of warrants .........................................................             0         15,000
   Proceeds from issuance of notes payable ....................................................       135,000              0

   Payment of notes payable to shareholders ...................................................             0       (210,000)
   Payment of notes payable ...................................................................       (25,000)       (40,000)
    Net cash provided by financing activities .................................................       801,699      1,134,480

       Net increase (decrease) in cash ........................................................       214,366       (274,979)
                                                                                                  -----------    -----------

Cash and cash equivalents at the beginning of the
period ........................................................................................        82,166        358,233
                                                                                                  -----------    -----------

Cash and cash equivalents at the end of the period ............................................   $   296,532    $    83,254
                                                                                                  ===========    ===========

Supplemental disclosures of cash information:



    Conversation of Note receivable into Common Stock .........................................   $    50,000
    Conversion of liabilities into Common Stock: ..............................................                  $   175,565

              The accompanying notes are an integral part of these
                         condensed financial statements.

                              SEPRAGEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

Note 1 - Basis of Presentation

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as going concern. As of September 30, 2001, the Company had an accumulated deficit of $18,291,569

         The Company will be required to conduct significant research, development and testing activities which, together with expense to be incurred for manufacturing, the establishment of large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31, 2001. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further marketing effort and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.

Note 2 - Interim Financial Reporting

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Note 3 - Notes Payable

         Between January and September 2001, the Company borrowed an aggregate of $135.000 of notes payable of which $110,000 was from shareholders of the Company and $15,000 was from an unrelated party. In September 2001 the Company paid $25,000 of notes payable to a shareholder.

Note 4 - Class A Common Stock:

         In September 2001, the Company sold 2,990,000 shares of Class A Common at $0.25 per share to seventeen investors and raised $747,500 in gross proceeds and $691,699 in net proceeds. The Company also received a $50,000 note receivable to purchase 200,000 shares of its Class A Common stock at $0.25 per share.

Note 5- Segment Reporting

         The company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the nine months ended September 30, 2001 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

Note 6 - Loss per Share

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. The assumed exercise of 3,367,999 options and warrants and assumed conversion of 175,439 convertible securities have not been included in the calculation of diluted loss at September 30, 2001 per share as the effect would be anti-dilutive.

Item 2.  Management's Discussion and Analysis.

First nine months of 2001 compared to first nine months of 2000.

         The management of the Company has determined that there exists a significant potential for revenue growth in the biotech sector via sales of its existing products like columns and QuantaSeps and by addition of new products though further development of existing patents. Similarly, there are opportunities for developing a business in selling high value ingredients from whey, soy, etc. for nutritional purposes. While both present potential for value generation, the businesses are different and in management's opinion, each needs to be financed and managed with focus. Significant capital will need to be invested in each business for the potential to be realized. Management has engaged the services of an investment banker for this purpose. Management has also undertaken the task of raising additional interim funds to cover current operating needs until such capital can be raised and the contemplated ramp up started. To this end approximately $700,000 has been raised recently which will enable the Company to ship products against its backlog of approximately $700.000.

         The results stated below reflect the cash-strapped operating state of our Company over the last 9 months.

         Our net sales decreased by $498,000 or 48% from $1,034,000 in the first nine months of 2000 to $536,000 for the comparable period in 2001. The decline in shipment was primarily due to cash shortage that hampered our ability to ship orders on hand. With the raising of the interim funds we anticipate that we will be able to meet our shipment obligations in the fourth quarter.

         Gross profit decreased by $216,000 or 50% from $436,000 in the first nine months of 2000 to $220,000 for the comparable period in 2001. The decrease in gross profit was due to lower sales. As a percentage of sales gross profit decreased by 1% from 42% in the first half of 2000 to 41% for the same period in 2001. The decrease of 1% was mainly due to lower volume resulting in higher fixed cost.

         Despite increases in rent, and over head, selling, general and administrative expenses decreased by $189,000 from $1,103,000 in the first nine months of 2000 to $914,000 for the comparable period in 2000. The decrease is primarily attributable to selling and marketing expenses such as commission, travel and advertising.

         Research and development expenses decreased by $113,000 from $500,000 in the first nine months of 2000 to $386,000 in the first nine months of 2001 as a result of belt tightening.

         Net loss decreased by 8%from $1,180,000 in the first nine months of 2000 to $1,081,000 for the comparable period in 2001. The decrease in loss is due to lower department expenses partially offset by lower gross profit.


Three months ended September 2001 compared to three months of ended September 30, 2000

         While backlog rose to approximately $700,000, our net sales decreased by $289,000 or 92% from $314,000 in the third quarter of 2000 to $25,000 for the third quarter of 2001. The decrease was due to delay in shipments that we anticipate will be cleared as a result of the interim funds raised.

         Our gross profit decreased by $141,000 from $152,000 in third quarter of 2000 to $11,000 for the third quarter of 2001. The decrease in gross profit was mainly due to lower volume.

         Our selling, general and administrative expense decreased by $39,000 from $347,000 in the third quarter of 2000 to $308,000 in the third quarter of 2001. The decrease is primarily due to lower expense in marketing, commission and travel.

         Our research and development expenses decreased by $40,000 from $167,000 in the third quarter of 2000 to $127,000 in the third quarter as a result of belt tightening.

         Our net loss for the third quarter increased by $63,000 or 17% from $362,000 in the third quarter of 2000 to $424,000 in the third quarter of 2001. The increase in loss was due to lower sales partially offset by lower expenses.

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


Liquidity and Capital Resources:
--------------------------------

         We used cash of $493,000 and $1,392,000 for operations during the first nine months of 2001 and 2000, respectively. Cash used in operations in the first nine months of 2001 was the result of net loss incurred for the nine months of $1,081,000 offset by net non-cash expense of $54,000, and the net change in operating assets and liabilities resulting in source of cash of $534,000. Cash used in operation in the first nine months of 2000 was the result of net loss incurred for the nine months of 2000 of $1,180,000, offset by net non-cash expenses of $271,000, and the net change in operating assets and liabilities resulting in use of cash of $483,000.

         Investing activities used cash of $94,000 in the first nine months of 2001 and $18,000 for the comparable period in 2000.

         Financing activities provided cash of $802,000 and $1,134,000 during the first nine months of 2001 and 2000, respectively. The cash provided in the first nine months of 2001 resulted from issuance of convertible notes payable of $135,000 partially offset by $25,000 retirement of notes payable and net proceeds of $692,000 from issuance of common stock. The cash provided in the first nine months of 2000 was due to proceeds from issuance of common stock of $1,384,000 partially offset by $250,000 retirement of notes payable.

         At September 30, 2001 we had cash and cash equivalents of $297,000 as compared with $82,000 on December 31, 2000. At September 30, 2001, we had a working capital deficit of $320,000, as compared to working capital of $60,000 at December 31, 2000. The decrease in cash in the first nine months of 2001 was a result of the aforementioned increases and decreases in cash from operating, investing and financing activities noted above.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

         This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while such Assumptions, or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "estimate," "anticipate," and similar expressions may identify forward-looking statements.


                                OTHER INFORMATION
                                -----------------

Item 1.  Legal Proceedings                                        Not Applicable
------   -----------------

Item 2.  Defaults Upon Senior Securities                          Not Applicable
------   -------------------------------

Item 3.  Submission of Matters to a vote of Security Holders      Not Applicable
------   ---------------------------------------------------

Item 4.  Other Information                                        Not Applicable
------   -----------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEPRAGEN CORPORATION



DATE: November 14, 2001

                                       By: /s/ VINIT SAXENA
                                           -----------------------
                                           Vinit Saxena
                                           Chief Executive Officer