Form 10KSB
period 2001-12-31
SEPRAGEN CORP
filed 2002-04-12
CIK 794154

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

              14500 Doolittle Drive, San Leandro, California 94577
              ----------------------------------------------------
               (Address of principal executive offices, zip code)

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

         Issuer's revenues for its most recent fiscal year were: $1,153,953.

         The aggregate market value of Class A Common Stock (voting stock) held by non-affiliates on March 29, 2002 was $2,334,000 (based on the average of the last bid and ask price of a share of Class A Common Stock on that date as reported in Over The Counter trading). In addition, non-affiliates held 67,413 shares of Class B Common Stock as of March 22, 2002, which are convertible into Class A Common Stock, but are not registered under the Securities Exchange of 1934, as amended.

         The number of shares outstanding of each of the registrant's classes of Common Stock at March 29, 2002 was:

                  Class A Common Stock              10,972,398

                  Class B Common Stock                 701,177

In addition, the Company has 175,439 shares outstanding of convertible preferred stock convertible into Class A Common Stock. Class E Common Stock became subject to mandatory redemption as of March 31, 2000 and a notice of redemption designated the effective date of June 15, 2000. The Company's Class A and Class B Warrants expired on March 23, 2000.

         Transitional Small Business Disclosure Format [ ] Yes;  [X] No

                                     PART I
                                     ------

Item 1.  Description of Business
------   -----------------------

Company Overview

         Sepragen, incorporated in 1985, is a provider of innovative high throughput equipment, systems and materials for the scale-up and purification of proteins, biopharmaceuticals and nutraceuticals.

         In the biopharmaceutical industry, with the elucidation of the human genome in the last 24 months and the advent of high throughput discovery and screening tools, the industry can rapidly transition from identifying a gene responsible for a disease state to the protein based drug candidate or associated target molecules and lead therapeutic drug compounds. The number of such targets and drug candidate leads are increasing rapidly and we believe that the demand for our technology adapted to producing quantitative amounts of these products for preclinical or clinical studies is increasing. We have responded to this growing need with the QuantaSep product line, which automates many routine chromatographic purification tasks. The automated QuantaSep improves process development time and speeds preparation time for clinical trials.. In addition, our patented Radial Flow Chromatography (RFC) technology enables purification of greater quantities of product more efficiently than conventional chromatography methods and provides a measurable economic advantage.

         Sepragen's products are currently being used at leading biotech/pharmaceutical companies such as Amgen, Bayer, Chiron, Baxter, Human Genome Sciences, and Schering-Plough to produce FDA approved drugs in commercial scale quantities and for other drugs that are in clinical development. We are building on these early successes and are supplying premier scalable chromatography tools, processes, and technologies for the scale-up of biopharmaceutical products from the laboratory to commercial production volume levels.

         During the past five years, the Company has also developed specific applications of separations technology for the nutraceautical industry. The Sepralac (TM) process isolates high value proteins from relatively low-value whey, a liquid byproduct of cheese production. Whey currently sells for approximately 50 cents a kilogram and is typically dried and processed into saleable products for human consumption or for animal feed. The Company licenses the process for isolation of proteins in the whey for utilization in infant formula and other products for their nutritional, functional and, in some cases, pharmaceutical value. These proteins can be used to manufacture a human infant formula that more closely resembles the protein composition of mothers' milk and protein-based fat or egg white substitute. Individual components within the whey are valued at over $400 per kilogram. Sepragen has signed commercialization agreements with two leading dairy ingredient suppliers - Anchor Products of New Zealand and Carbery Milk Products of Ireland. Both companies have paid licensing fees and are obligated to purchase equipment and consumables from Sepragen and pay us a royalty on sales as they increase their commercial efforts.

         While the Company has commercial activities in both the biopharmaceutical and nutraceutical markets, its current resources are primarily focused on direct marketing and support activities in the biopharmaceutical sector. The Company is secondarily pursuing alliances and other financing activities as a means of expanding its primary market and commercializing its technology portfolio in the nutraceutical industry.

         Our ability to successfully commercialize and derive value from these opportunities will depend on our ability to secure additional funding to expand our sales, marketing, support and manufacturing infrastructure and to convince risk-averse personnel in a regulated, pharmaceutical environment to adopt our products. In the nutraceutical industry it may require us to enter into more alliances such as the ones that the Company has with Anchor Products and Carbery Milk Products. No assurance can be provided that the Company or its current or future alliance partners will be successful at each of these endeavors.

Biopharmaceutical Market

         The biotech industry's revenues have topped $28 billion and growth is accelerating with 300 products presently in late stage clinical development and 1,200 more in early stage clinical or pre-clinical testing. Additionally, with the sequencing of the human genome coupled with improvements in proteomics, the drug discovery process has become efficient and productive. More and more lead compounds are being generated. We believe that this increase in drug leads is necessitating an expansion of development, scale-up and manufacturing capacity to clinically test and develop promising drug product candidates. The current discovery and commercialization process in comprised of the following basic steps: 1) genomics gene analysis 2) proteomics 3) screening protein and modulators for activity, 4) preparation of small quantities for proof concept 5) pre-clinical development tests, 6) Phase I, II and III clinical trials 7) FDA approval and 8) commercialization and post approval monitoring. Sepragen's products provide for the rapid purification of biopharmaceuticals from the proof of concept stage up through commercial scale manufacturing.

         The existing infrastructure in the biopharmaceutical industry, we believe, is insufficient and bottlenecks will appear in process development, scale-up and manufacturing. According to a recent J.P. Morgan research note - "The State of Biologics Manufacturing" - clinical and commercial manufacturing capacity demand is expected to outstrip available capacity by a ratio of four-to-one. The manufacturing bottleneck issue is endemic to the industry, which has focused more on research and clinical applications then on commercial manufacturing. The seriousness has been highlighted recently by Immunex's reported inability to satisfy market needs for Enbrel, their billion-dollar flagship product, due to a major shortfall in capacity. A single new facility is expected to take four years for installation and validation at a cost of up to $400 million.

         Management believes that the elucidation of the human genome has resulted in a new growth and market opportunity for research lab to pilot scale preparation of pharmaceutical proteins and drugs necessary for proof of concept and early clinical trials. As drug discovery and gene analysis at the R&D level has increased greatly in sophistication and efficiency over the last decade, there is an increasing number of newly discovered drug candidates and proteins that need to be rapidly and reproducibly purified. Sepragen has addressed this growing segment of the biopharmaceutical market with the QuantaSep series of automated chromatography instruments that facilitate the efficient and reproducible chromatographic purifications from laboratory scale through pilot scale and continuing up to commercial scale.

         Helping our existing `fast-track' customers process their lead drug compounds efficiently and enable faster time to market is our focus. We are establishing our own direct sales and service capabilities and are expanding and adding more technological depth and breadth to the QuantaSep and consumable product lines. This will require additional capital and reliance on a few key people. No assurance can be given that the funds will be raised nor that this initiative will be successful.

         While no assurances can be provided that the industry will "scale-up" with our technology, the opportunity exists that, given adequate resources and the continued capacity crunch, Sepragen can play a role in providing the industry with enabling products and technology for its infrastructure needs in development, scale-up and manufacturing.

Product Overview

         Sepragen has an array of technologies and products that address the production of protein and gene-based biological drugs. Sepragen's patents cover composition of matter and process claims related to its equipment and consumable resins used in separations. Core to these proprietary technologies is Sepragen's patented Radial Flow Chromatography and consumable monolith and rigid consumable resins, all high throughput bio-purification products that enable cost effective volume processing in its target markets. The QuantaSep Automated Purification System which provides robust instrumentation with user-friendly software for control and documentation of chromatography processes, is the standard `anchor' workstation that is the base of our technology portfolio.

Chromatography Technologies
---------------------------

Radial Flow Chromatography Columns

         Chromatography is the principal method used for bio-purification in the Biopharmaceutical and Nutraceutical industries. Chromatography separates selected molecules in pure form from an impure mixture, based upon selective extraction and release of the product in a `column' chamber packed with a special adsorbent. Thus, the desired molecules are separated from raw materials, which are then processed and packaged into marketable products.

         The liquid volume and product amount processed in a certain time per volume of adsorbent represents the measure of productivity. Conventional chromatography or `Axial Chromatography' uses a long vertical flow path through the column that results in reduction in flow as the height of the column, or scale, is increased. Sepragen's patented Radial Flow Chromatography (RFC) technology enables horizontal flow across the radius of the column. The resulting RFC productivity performance is several-fold higher than conventional axial means and, in fact, RFC gains in productivity as the scale is increased. In one instance, over 40,000 liters of human plasma is being treated every 6 hours on 2,800 liters of Sepragen columns to produce kilograms of an FDA approved injectable protein drug per batch.

         We believe this unique capability for high productivity performance will continue to rise in demand as the biopharmaceutical and nutraceutical industries mature into high volume production looking for the lowest-cost, most efficient and scalable manufacturing methods.

         Sepragen's products allow trained process development chromatography scientists and engineers to optimally design the most scalable, economic and reliable process and enable rapid time to market. In Radial Flow Chromatography, liquid flows from a perimeter sleeve surrounding the columnar resin bed and horizontally across the permeable resin into a small hollow cylinder exit port at the center. Flow rates through the RFC column are higher than with axial chromatography , allowing economical processing of large volumes of material. In the processing of liquid foods or beverage products, the result can be economic separation of specific substances that have higher nutritional economic or product quality value. Additionally, large-scale RFC facilitates economical removal of unwanted substances that adversely affect flavor or other product qualities. In the biopharmaceutical industry, Radial Flow Chromatography is being used to manufacture twelve FDA approved drugs, including Baxter's IVIG, Amgen's Nupogen and Bayer's Kogenate. Radial Flow Chromatography also received the prestigious IR100 Award as one of the most innovative products of the year in 1989. In the nutraceutical industry, Sepragen's RFC system is being used by Anchor products and Carbery Milk Products to isolate several proteins from dairy whey for use in infant formula and nutritional supplement products.

         Sepragen's patented Superflo(TM) radial flow columns allow high throughput at low pressures and range in size from 50 ml to 350 liter columns.Our columns allow easy downscaling or upscaling. Our Versaflo(TM) traditional axial flow columns expand the usage of Sepragen's product line to lower volume quantities during the final purification process.

         Sepragen's RFC columns are available with accessories in acrylic and stainless steel construction. Average gross margins on columns are about 50% and prices range from $1,000 for laboratory scale experimental units to over $150,000 for larger production units.

QuantaSep Chromatography Instrumentation

         QuantaSep Chromatography Systems - For Lab, Pilot and Production Stages

         The QuantaSep(TM) product line enables customers to automate and speed-up routine tasks in chromatographic purification of lead ing product candidates, improve product consistency, and provide better data for regulatory purposes leading to faster time to market and lower clinical development and production costs. The QuantaSep(TM) instrument series achieves higher production rates within less than 50% of the footprint of competing systems.

         These compact systems, driven by of Sepragen's proprietary software, sensors and fluid delivery modules, are workhorses that are currently being used by leading companies such as IDEC, Human Genome Sciences, Berlex and Schering Plough to develop, process and produce clinical grade products. The QuantaSep(TM) Systems are available in Models QuantaSep(TM) 100, QuantaSep(TM)

1000, QuantaSep(TM) LX, and QuantaSep(TM) 1800, that provide flow ranges between 100 mls per minute and 1.8 liters per minute. Those flow ranges allow the Company to offer products for all stages of drug development and production. Fully installed prices range from $65,000 to approximately $150,000. There are over 50 installations of these systems currently in use.

         QuantaSep 5000

         We have previously developed a custom large scale QuantaSep capable of delivering flow rates of up to 40 liters/minute. This technology is now being standardized in a QuantaSep 5000 product capable of delivering 5 liters/minute. The QuantaSep 5000 is designed to provide our customers with a scalable path using the same software, sensors and design parameters used in their lab experiments to transition to the pilot plant and prepare GMP production lots for clinical trials. This machine can be used to automate and control manufacturing processes in the biopharmaceutical industry or for pilot scale evaluations in food applications. It brings all the process features of the QuantaSep 100 to 1800 series to pilot-scale and large-scale use and brings the QuantaSep advantages to manufacturing.

Chromatography, and Sepragen's High Throughput Resins

         Resins are used with our equipment and need to be replaced several times per year, depending on the application and volume. Sepragen has developed high throughput consumable resin products for several applications and are expected to be a source of recurring revenue in our razor and razor-blade business model. A novel monolith resin technology capable of rapid upfront capture of selected product molecules from dilute solutions has been developed and patented. High throughput durable rigid bead technology has also been developed.

         SepraPrep(R)

         For high volume biotech applications, the Company has developed a beaded, high-strength, high-flow, hydrophilic, ion-exchange media "SepraPrep(R)." The material is currently in use in Sepragen's Sepralac(TM) Process to isolate and produce whey proteins on a commercial scale. Once data is developed for a variety of biotech applications, this media can also be marketed to the biotech customer base.

         SepraSorb(R) Media

         The SepraSorb(R) Media is based in part upon technology acquired in the purchase in June 1994 of certain assets of BPS Separations, a U.K. company. The SepraSorb(R) media is based on a "sponge" as opposed to a "bead" configuration. The unique ability of the SepraSorb(R) media to handle "dirty streams" without clogging will eliminate various pre-clearing chromatography steps and increase overall yield and productivity of many purification processes. SepraSorb(R) cartridges are being sold to the biopharmaceutical market for research and lab evaluation use. While the technology and market opportunity has promise, both these product lines will require additional development, applications support and marketing resources prior to serious commercial launch. No assurance can be provided that we will be successful in securing the funds or that the products will be accepted across the board by the industry.

Customers

         Sepragen's products or tools are currently in use for commercial scale manufacture of over twelve FDA approved drugs including Kogenate(R), Alphanate(R), Neupogen(R), and GammaGrand(R). The Company's QuantaSep series of instruments are also in use with a multitude of other drugs currently in preclinical and clinical trials.

          Sepragen's customers range from manufacturers of recombinant proteins and peptides, pharmaceutical drugs and derivatives, vaccine manufacturers, genetic therapy vectors, monoclonal antibody producers for diagnostic and therapeutic use and enzyme producers. The Company's international list of customers in the U.S., Europe, and Asia includes:

         Amgen                        Chiron Corp                    Human Genome Sciences,
                                                                     Inc.

         Alpha Therapeutics           Chugal                         IDEC Pharmaceuticals

         Asahi Glass                  CSL                            Merck & Co

         Aventis S.A.,                Dade Behring                   Roche Molecular Systems

         Avigen                       Eli Lilly                      Schering Plough

         Bayer                        Glaxo SmithKline               Yoshitomi

         Baxter International Inc.    Genencor International Inc.

         Berlex                       Hoffman La Roche


         In 2001 approximately 70% of sales revenues were from sales to customers in the United States and 30% to customers outside the United States. All of our 2001 sales revenues were attributable to biotech sector sales.

         Our future growth and profitability in the biopharmaceutical sector will depend, in large part, on the rate of scale-up activities in this market and in fostering acceptance of the use of our products, namely Superflo(R) columns, QuantaSep systems and SepraSorb resins. Negotiating joint ventures and alliances in the dairy, food, and beverage industries is expected to drive our growth in those segments. Our success in marketing our products will be substantially dependent on educating our targeted markets as to the distinctive characteristics and benefits of our products and technology. There can be no assurance that our efforts or the efforts of others with whom we ally ourselves will be successful, or that our products will ever achieve the level of sales necessary for us to operate profitably.

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

         Nutraceutical Business Model and Alliances

         Our intended business model in the nutraceutical industry for these proprietary processes is to include royalties and licensing fees, in addition to equipment and resin revenues. We have licensed the Sepralac(TM) process to Anchor Products of New Zealand and Carbery Milk Products of Ballineen, Ireland. While there are on-going discussions for alliances with potential partners for the Sepralac (TM) , SepraDebitt (TM) and other projects, no assurance can be given that these will materialize or be commercial successes.

Manufacturing and Supplies

         Third party contract manufacturers produce the components for our products. We assemble the products and perform quality control. We intend to continue to enter into additional arrangements with third parties to manufacture the components of our products according to specifications provided by us. For example, we have an agreement with a supplier headquartered in India to manufacture certain of our ion-exchange resins. We continue to monitor production at these manufacturing facilities to assure compliance with product specifications. In January 1999, we also entered into an exclusive five-year agreement with a vendor to supply certain column parts and accessories. While these agreements allow us to command more attention from our critical vendors, they also create a "single source" risk if the vendors are unable to meet the quality or delivery needs of our customers. There can be no assurance that we will be able to enter into future arrangements, on acceptable terms or at all, for the manufacture of our products by others or that any manufacturer will be able to meet any demand for such products on a timely or cost effective basis.

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

Research and Development

         We spent approximately $547,000 and $673,000 on research and development for the years ended December 31, 2001 and 2000, respectively. Substantially all of our research and development expenditures to date have been related to our QuantaSep systems and Sepralac(TM) and Seprabitt processes.

         We maintain an on-going research and development program that targets:

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

         The first of our patents was issued in 1986 for our radial flow processes and method relating to purification columns. Since then, we have successfully obtained patents for various other technologies. Our patents are issued for the following inventions and have the expiration dates indicated (assuming all required maintenance fees are paid):

         o        U.S. Patent Reg. Nos. 4,627,918 (11/4/2005); 4,676,898
                  (11/4/2005); 4,840,730 (11/4/2005) and 4,865,729 (11/4/2005)
                  cover different horizontal or radial flow chromatography methods and apparatuses.

         o U.S. Patent Reg. No. 5,462,659 (6/15/2013) covering axial flow chromatography columns.

         o        U.S. Patent Reg. No. 4,708,782 (9/15/2006) covers a
                  combination horizontal or radial flow chromatography column and electrophoresis apparatus.

         o U.S. Patent Reg. No. 4,867,947 (9/19/2006) covers interface apparatuses for directing the output of a chromatography column to a point of use/detection and/or identification such as a mass spectrometry device

         o        U.S. Patent Reg. No. 4,705,616 (9/15/2006) covers a
                  combination electrophoresis/ mass spectrometry probe for performing the two processes of electrophoretic separation of a sample followed by introduction of the separated sample to a mass spectrometry apparatus.

         o U.S. Patent Reg. No. 4,833,083 (11/04/2005) covers a packed bed bioreactor for anchorage or nonanchorage dependent cells, or for immobilized enzymes, that is capable of achieving high cell densities or concentrations of reaction products.

         o U.S. Patent Reg. No. 5,492,723 (2/20/2013) covers a method of producing a cross-linked flexible sponge adsorbent medium.

         o U.S. Patent Reg. No. 5,597,489 (3/02/2015) covers a method for removing contaminants from water.

         o U.S. Patent Reg. No. 5,690,996 (11/2/2012) covers absorbent medium.

         o U.S. Patent Reg. No. 5,756,680 (1/5/2014) covers a method for sequential separation of whey proteins and formulations.

         o U.S. Patent Reg. No. 5,817,354 (8/22/2016) covers a method for removing bitter compounds from citrus juice.

         o U.S. Patent Reg. No. 6,045,842 (8/22/2016) covers a method for high throughput debittering of Limonin.

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

Competition

         We face significant competition in three principal areas of our business. With respect to our liquid chromatography equipment, resins and systems, competitors are companies that make liquid chromatography equipment and systems and companies that make separation and purification equipment and systems that compete with liquid chromatography. In the market for liquid chromatography equipment and systems, our major competitors are Amersham BioSciences, Millipore, Pall Filtration, Bio-Rad., in-house development by customers' engineering staff, and a number of smaller companies.

         With respect to our liquid chromatography processes under development for application in the food and dairy industries, we will face competition from existing producers of whey and other food ingredients who are attempting to develop existing separation technology for fractionating dairy ingredients. Such competitors include overseas companies such as Danmark Protein, and companies such as Immucell Corporation and Davisco International Incorporated in the United States. In addition, we may face competition from companies in the chromatography equipment industry such as Millipore and Amersham to the extent the dairy and food industries begin using chromatography separation processes in the future and from companies providing competing technologies, such as membrane filtration and ion exchange, including Koch filtration Products, Calgon Carbon Corporation, Ionics and Osmonics, Inc., which are currently used in food separation processes.

Employees

         As of March 30, 2002, we employed a staff consisting of 16 full-time and two part-time employees and several contractors and consultants. In order to maximize the efficiency of this small staff, most employees serve in various functions as different needs arise. We have not experienced any strikes or work stoppages and consider our relationship with our employees to be satisfactory. Our employees are not covered by any collective bargaining agreement.

         We intend to add additional employees on an as needed basis in the areas of research, production, development, marketing, sales and administration. Our future success is substantially dependent on our ability to attract and retain highly competent technical and administrative personnel.

Item 2.  Description of Property
------   -----------------------

         The Company moved from its Hayward facility to San Leandro, California in January 2001. The San Leandro facility is approximately 19,000 square feet. Of this space, approximately 12,000 square feet is allocated to manufacturing, approximately 2,000 square feet to the Company's laboratories, and approximately 5,000 square feet to the Company's executive and administrative offices. The term of the lease is for five years beginning on January 1, 2001.

Item 3.  Legal Proceedings
------   -----------------

         Neither the Company nor our officers or directors are parties to any pending legal proceedings involving a matter the outcome of which is expected to have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         No matter was submitted to a vote of security holders during the Company's fiscal year ended December 31, 2001.

                                     PART II
                                     -------

Item 5.  Market for Common Equity and Related Stockholder Matters.
------   --------------------------------------------------------

         (a)      Market Information.
                  ------------------

         Our IPO Units, Class A Common Stock, Class A Warrants and Class B Warrants were quoted on NASDAQ Small Cap Market from March 23, 1995 until August 15, 1997. Our Class A Common Stock is now quoted on the OTC Bulletin Board (under the symbol SPGNE.OB). Our securities were delisted from the NASDAQ Small Cap Market in 1997 because we failed to meet total asset and minimum share price requirements for continued listing. The high and low bid prices for the Class A Common Stock as reported by the OTC Bulletin Board are indicated below. Such prices are interdealer prices without markups, markdowns or commissions, and may not necessarily represent actual transactions. On March 23, 2000, the Class A and Class B Warrants (under symbols SPGNW and SPGNZ) expired.

                                     Class A
                                  Common Stock
                                  ------------

                                           Low            High
                  2001
                  First Quarter           $0.16          $0.50
                  Second Quarter           0.17           0.40
                  Third Quarter            0.20           0.55
                  Fourth Quarter           0.16           0.40

                  2000
                  First Quarter           $0.56          $3.44
                  Second Quarter           0.81           2.00
                  Third Quarter            0.56           0.88
                  Fourth Quarter           0.12           0.44


         As of March 29, 2002, the last sale price as reported on the OTC Bulletin Board for the Class A Common Stock was $0. 20

         There are no public markets for Class B Common Stock or Series A Preferred Stock. Beginning on March 31, 2000, Class E Common Stock became subject to mandatory redemption at $0.01 per share and was no longer outstanding as of June 15, 2000.

         (b) Holders. As of March 29, 2002, there were 67 record holders of Class A Common Stock, and 49 record holders of Class B Common Stock. The majority of the outstanding shares of Class A Common Stock are held of record by nominee holders on behalf of a number of ultimate beneficial owners which the Company has been informed exceeds 500.

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

         The Company issued 625,000 of its Class A Common Stock at $0.48 per share, to two individual investors in December, 1998. Net proceeds were $300,000. In addition to the warrants issued to Mr. Janac in connection with the debt financing described in Note 6, the Company has issued an additional warrants to purchase 112,951 shares of Class A Common Stock to other shareholders and creditors who converted outstanding debt into common stock in December, 1998. The warrants were issued on substantially the same terms as those issued to Mr. Janac.

         In September 1999, Sepragen Corporation sold 290,667 shares of Class A Common Stock at $0.75 per share to four investors in a private transaction exempt from securities registration under the Securities Act of 1933, as amended, and raised $218,000.

         In December 1999, the Company sold 922,667 shares of Class A Common Stock at $0.75 per share to six investors and raised $692,000 in gross proceeds and $657,499 in net proceeds. It also converted $129,261 of deferred salary and consulting fees into 142,013 Class A Common Stock. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

         In March 2000, the Company sold 2,022,334 shares of Class A Common Stock at $0.75 per shares to ten investors and raised $1,516,750 in gross proceeds and $1,369,480 in net proceeds. pursuant to a private offering managed by Crown Point. LLC. The shares were offered on a best efforts basis for a selling commission of 5% of gross proceeds and warrants to purchase 8% of the shares sold in the offering at an exercise price of $0.50 per share having an expiration date of March 31, 2005. The shares of Class A Common Stock were sold pursuant to exemption from registration under section 4(2) and 4(6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered.

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

         In September 2001, the Company sold 2,990,000 Class A Common Stock at $0.25 per share to seven investors and raised $747,500 in gross proceeds and $703,798 in net proceeds. The Company also received a $50,000 Note receivable from a director of the Company to purchase 200,000 shares of Class A Common Stock at $0,25 per share. The shares were offered pursuant to a private offering managed by Crown Point, LLC on a best efforts basis. The shares of Class A Common Stock were sold pursuant to exemption from registration under section 4(2) and 4(6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------   ---------------------------------------------------------

         The following table sets forth selected financial information with respect to the Company for each of the years in the five year period ended December 31, 2001 which have been derived from the audited financial statements of the Company included elsewhere herein. The selected financial data set forth below should be read in conjunction with the financial statements of the Company and related notes thereto, included elsewhere herein.

Selected Financial Data

                                                     Year Ended December 31
                             -----------------------------------------------------------------------
  Statements of Operations       2001           2000           1999           1998           1997
                                 ----           ----           ----           ----           ----

Revenues                     $ 1,153,953    $ 1,495,697    $ 1,689,832    $ 1,987,086    $ 1,619,623

Net Loss                     $(1,359,973)   $(1,496,327)   $  (977,617)   $(1,206,340)   $(1,648,514)

Net Loss Per Share          $     (0.14)   $     (0.18)   $     (0.19)   $     (0.41)   $     (0.58)
                             -----------    -----------    -----------    -----------    -----------



Weighted average number of     9,496,908      8,099,709      5,017,176      2,935,679      2,856,431
shares outstanding
                             -----------    -----------    -----------    -----------    -----------

                                                               December 31,
                                 -----------------------------------------------------------------------
Balance Sheets                       2001           2000           1999           1998           1997
                                     ----           ----           ----           ----           ----

Total Assets                     $   895,779    $   926,853    $ 1,205,518    $ 1,320,089    $ 1,393,036

Total Liabilities                $ 1,376,237    $   789,037    $ 1,293,651    $ 1,537,205    $ 1,898,743


Shareholders' Equity (Deficit)   $  (480,458)   $  (362,184)   $  (700,232)   $  (216,707)   $  (505,707)

         The following table is included as an aid to understanding the Company's operating results. The table sets forth the percentage which each item bears to revenues and the percentage change in dollar amounts from year to year.

                                            Percentage Relationship to   Year to Year Percentage
                                                     Revenues              Increase (Decrease)

                                             Percent of   Percent of           Year    Year
                                              Revenues     Revenues           Ended   Ended

Account Name                                    2001         2000              2001    2000
------------                                    ----         ----              ----    ----

Revenues                                        100%         100%              (23)%   (11)%

Cost and Expenses

  Cost of goods sold                             59%          55%               16%      6%

  Selling, general and administrative           111%         100%               14%    (27)%

 Research and development                        47%          50%               18%    (12)%

 Total costs and expenses                       218%         200%               16%    (13)%

Loss from operations                           (118)%       (100)%               9%    (57)%

Interest income and other, net                   (0)%         (0)%              (0)%   (85)%
                                                            ----                      ----

Net loss                                       (118)%       (100)%               9%    (53)%
                                               ====         ====                      ====


Results of Operations

         The management has sought to reposition the Company to sell and service its growing biotech customer base directly. Not withstanding the Company's cash position and the effect of the incidents of September 11, 2001, losses have been reduced and the transition has continued which is expected to result in improved revenues in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Our net loss decreased by $136,000 or 9% from $1,496,000 in 2000 to $1,360,000 in 2001. The decrease was due to lower expenses partially offset by lower sales as described below.

         In 2001, net sales decreased by $342,000 or 23% from $1,496,000 in 2000 to $1,154,000 in 2001. The operating results of the Company reflect the cash-strapped condition that prevailed for most of the year. The decline in shipment was primarily due to cash shortage that hampered our ability to ship orders on hand as well as increase the prospect of future sales. There was no contribution from the dairy sector in 2001.

         Our gross margin decreased by $208,000 or 31% from $676,000 in 2000 to $468,000 in 2001. As a percentage of sales, gross margin decreased from 45% in 2000 to 41% in 2001. The decrease in gross margin was attributable to the lower volume resulting in higher fixed cost.

         Selling, general and administrative expense decreased by $216,000 from $1,496,000 in 2000 to $1,280,000 in 2001. The decrease was primarily due to lower sales and marketing expenses such as commission, travel and advertising.

         Research and development expenses decreased by $126,000 from $673,000 in 2000 to $547,000 in 2001. The decrease in expenses was due to completion of some projects and reduction in research and development activities.

         For the years ended December 31, 2001 and 2000, sales of our products to foreign markets accounted for approximately 30% and 49%, respectively, of our total sales. Foreign sales expose us to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of our products. In addition, we may experience difficulties in providing prompt and cost-effective service of our products in foreign countries. We do not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon our business, operations and financial condition. We attempt to mitigate risks applicable to foreign sales by effecting foreign sales through established independent distributors with greater experience and resources for dealing with foreign customers and foreign trade issues, and by denominating all sales contracts in U.S. dollars, thereby minimizing risks from foreign currency exchange fluctuations.

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

Liquidity and Capital Resources

         We used cash in operations of $746,000 and $1,460,000 during the years ended December 31, 2001 and 2000, respectively. Cash used in operations in 2001 was primarily the result of the net loss incurred for the year of $1,360,000, offset by net depreciation and amortization adjustments to cash of $74,000, and the net increase in operating assets and liabilities of $540,000. Cash used in operations in 2000 was the result of the net loss incurred for the year of $1,496,000 and the net decrease in operating assets and liabilities of $254,000, offset by depreciation and amortization adjustments to cash of $290,000.

         Investing activities for acquisition of fixed assets used cash of $96,000 and $21,000 for the years ended December 31, 2001 and 2000, respectively.

         Financing activities provided cash of $837,000 and $1,205,000 during the years ended December 31, 2001 and 2000, respectively. The cash provided in 2001 resulted from the proceeds of issuance of common stock of $704,000 partially offset by the redemption of E shares of $12,000 and proceeds of $145,000 of notes payable. The cash provided in 2000 resulted from the proceeds of issuance of common stock of $1,384,000 partially offset by $179,000 retirements of notes payable.

         At December 31, 2001 we had cash and cash equivalents of $77,000 as compared to $82,000 at December 31, 2000. At December 31, 2001 we had a working capital deficit of $580,000 as compared to working capital of $72,000 at December 31, 2000. The decrease of the working capital by $652,000 from December 31, 2000 to December 31, 2001 is primarily due to the net loss partially offset by the proceeds from common stock and notes payable.

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

         Since the IPO, we have funded our working capital requirements substantially from sales, net cash proceeds from the IPO and private offerings of securities. Prior to the IPO, we had funded our activities primarily through sales of our Superflo(R) columns and QuantaSep(R) systems, loans from our principal shareholders, and private placements of securities.

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

         Our financing requirements may vary materially from those now planned because of changes in the focus and direction of research and development programs, relationships with strategic partners, competitive advances, technological change, changes in our marketing strategy and other factors, many of which will be beyond our control. Based on our current operating plan, we believe that we will be able to fund the Company's operations for the next 6 months. We are currently pursuing several avenues to raise additional capital including increasing revenues and reducing costs, entering into additional strategic partnerships and seeking to secure either debt or equity financing.

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

         We are seeking to enter into strategic alliances with corporate partners in the industries comprising our primary target markets (biopharmaceutical, food and dairy). Our ability to develop and market our Sepralac process for whey separation and other potential food products and processes will be substantially dependent upon our ability to negotiate partnerships, joint ventures or alliances with established companies in each market. In particular, we will be reliant on such joint venture partners or allied companies for market introduction, operational assistance and financial assistance. We believe that development, manufacturing and market introduction of products in these industries will cost millions of dollars and require operational capabilities in excess of those currently available to us. No assurance can be given, however, that the terms of any such alliance will be successfully negotiated or that any such alliance will be successful. We hope to enter into alliances that will provide funding to us for the development of new applications of our Radial Flow Chromatography (RFC) technology in return for agreements to purchase our equipment and royalty bearing licenses to the developed applications.

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

         Inability to Secure Additional Capital. We have incurred operating losses each fiscal year since our inception. We must restore positive cash flow or secure additional financing through either the sale of additional securities or debt financing to continue operations beyond the next 6 months. Although we are attempting to secure additional financing, there can be no assurance that such financing will be available to us on reasonable terms or at all. We have not met the listing requirements required for continued listing of its securities on the NASDAQ SmallCap Market and the Pacific Exchange Tier II and the Company's stock is thinly traded on the over the counter bulletin board. See
Item 6 "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

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

         Dependence on key personnel: Our success will depend, in large part, on our ability to attract and retain highly qualified scientific and business personnel, competition for which is intense. We may be unable to retain the necessary personnel to implement our business plan.

         Dependence on key vendors: We depend on key vendors to supply us with key components for our products. Any disruptions at these vendors or their ability to supply products or services could adversely affect our ability to deliver on our commitments to our customers.

Item 7.  Financial Statements
------   --------------------

         (a) Financial Statements. The financial statements of the Company as of December 31, 2001, and for the year then ended have been audited by Bedinger & Company, independent accountants, as indicated in their report thereon. The financial statements included in this section are as follows:



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants, Bedinger & Company ..... 21

Balance Sheet as of December 31, 2001 ...................................... 22

Statements of Operations for the years ended December 31, 2001 and 2000 .... 23

Statement of Shareholders' Equity (Deficit) for the years ended
December 31, 2001 and 2000 ................................................. 24

Statements of Cash Flows for the years ended December 31, 2001 and 2000 .... 25

Notes to Financial Statements .............................................. 26

                          Independent Auditor's Report


                                       February 22, 2002


To the Board of Directors and Shareholders
Sepragen Corporation:

We have audited the accompanying balance sheet of Sepragen Corporation (the "Company") as of December 31, 2001, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2001 financial statements referred to above present fairly, in all material respects, the financial position of Sepragen Corporation as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with generally accepted accounting principles.

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

Certified Public accountants


Bedinger & Company
Walnut Creek, California

                                               SEPRAGEN CORPORATION
                                                   BALANCE SHEET
                                                 December 31, 2001


ASSETS

Current assets:

   Cash and cash equivalents                                                                          $     76,922

   Accounts receivable, less allowance for doubtful accounts of $45,000                                    416,546

   Stock purchase receivable                                                                                50,000

   Inventories (Note C)                                                                                    234,258

   Prepaid expenses                                                                                         18,000
                                                                                                      ------------

       Total current assets                                                                                795,726
                                                                                                      ------------

Furniture and equipment, net (Note D)                                                                       84,094

Intangible Assets, net (Note A)                                                                             15,959
                                                                                                      ------------

           Total assets                                                                               $    895,779
                                                                                                      ============

LIABILITIES AND DEFICIT IN SHAREHOLDERS' DEFICIT

Current liabilities:

   Trade accounts payable                                                                             $    512,787

   Notes payable to shareholders (Note E)                                                                  215,000

   Accrued payroll and benefits                                                                            439,740

   Accrued liabilities                                                                                      68,377

   Interest payable                                                                                         39,012

   Customer deposit                                                                                        101,322
                                                                                                      ------------

       Total current liabilities                                                                         1,376,238
                                                                                                      ------------

COMMITMENTS (Note K)
Redeemable convertible Series A Preferred stock, no par value--5,000,000 shares authorized; 175,439
shares issued and outstanding (total liquidation preference of $500,000)                              $    500,000

SHAREHOLDERS' EQUITY (DEFICIT): (Note B)
   Class A common stock, no par value--20,000,000 shares authorized;
     10,972,398 shares issued and outstanding at December 31, 2001                                      13,524,281
   Class B common stock, no par value--2,600,000 shares authorized;
     701,177 shares issued and outstanding at December 31, 2001                                          4,065,618
   Accumulated deficit                                                                                 (18,570,358)
                                                                                                      ------------

   Total shareholders' deficit                                                                            (980,459)
                                                                                                      ------------

       Total liabilities and shareholders' deficit                                                    $    895,779
                                                                                                      ============

    The accompanying notes are an integral part of this financial statement.

                              SEPRAGEN CORPORATION
                            STATEMENTS OF OPERATIONS


                                                            For the Year
                                                         Ended December 31,
                                                    ---------------------------

                                                        2001            2000
                                                        ----            ----

         Revenues:

         Net sales                                  $ 1,153,953     $ 1,495,697

       Cost of goods sold                               686,386         819,757
                                                    -----------     -----------

         Gross margin                                   467,567         675,940

       Selling, general, and administrative           1,280,259       1,495,752

       Research and development                         547,282         672,808
                                                    -----------     -----------

Total costs and expenses                              2,513,927       2,988,317
                                                    -----------     -----------

  Loss from operations                               (1,359,974)     (1,492,620)

Interest expense                                              0          (3,707)

Net loss                                             (1,359,974)     (1,496,327)
                                                    -----------     -----------

Loss per common share, basic and diluted            $     (0.14)    $     (0.18)

Weighted average common shares outstanding            9,496,908       8,099,719


   The accompanying notes are an integral part of these financial statements.

SEPRAGEN CORPORATION

STATEMENTS OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock
                                -------------------------------------------------------
                                          Class A                      Class B
                                          -------                      -------             Additional                      Total
                                  Number of                    Number of                     Paid-in    Accumulated    Shareholder's
                                   Shares         Amount        Shares        Amount         Capital       Deficit        Deficit
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
BALANCES
December 31, 1999                  5,412,562     10,948,207       701,177     4,065,618             --   (15,714,057)      (700,232)

Conversion of Series A
Preferred Stock                       35,002        100,000                                                                 100,000

Issuance of Class A Common
Stock at $0.68 per share
(net of offering costs of
$5,707)                            2,022,334      1,369,480                                                               1,369,480

Issuance of Class A Common
Stock for accrued liabilities
at $0.75 per share                    36,000         27,000                                                                  27,000

Issuance of Class A Common
Stock for notes payable and
accrued interest at $0.74 per
share                                199,833        148,565                                                                 148,565

Compensation for issuance
of stock options                                    129,330                                                                 129,330

Exercise of Warrants to
purchase Class A Common Stock
at $0.50 per share                    30,000         15,000                                                                  15,000

Issuance of Class A Common
Stock for services and accrued
liabilities at $0.75 per share        60,000         45,000                                                                  45,000

Net loss for period ending
12/31/01                                                                                                  (1,496,327)    (1,496,327)
                                ------------   ------------  ------------  ------------   ------------  ------------   ------------
BALANCES
December 31, 2000                  7,795,731   $ 12,782,582       701,177  $  4,065,618   $         --  $(17,210,384)  $   (362,184)
                                ============   ============  ============  ============   ============  ============   ============

Issuance of Class A Common
Stock at $0.25 per share (net
of offering costs of $43,702)      2,990,000        703,798                                                                 703,798

Issuance of Class A Common
Stock in exchange of a note
receivable                           200,000         50,000                                                                  50,000

Redemption of Class E Common               `        (12,099)                                                                (12,099)
Cancellation of Class A Common       (13,333)

Net loss for period ending
12/31/01                                                                                                  (1,359,974)    (1,359,974)
BALANCES
December 31, 2001                 10,972,398   $ 13,524,281       701,177  $  4,065,618   $         --  $(18,570,358)  $   (980,459)
                                ============   ============  ============  ============   ============  ============   ============

                        See Notes to Financial Statements

                                            SEPRAGEN CORPORATION
                                           STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------
                                                                                    Year Ended December 31,
                                                                                  --------------------------
                                                                                      2001           2000
                                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      ($1,359,974)   ($1,496,327)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                       44,489         90,944
    Amortization                                                                       29,272         24,978
    Issuance of common stock at a discount                                                           174,330
CHANGES IN CURRENT ASSETS AND CURRENT LIABILITIES
    (Increase) Decrease in current assets:
     Accounts receivable                                                               36,072        (53,601)
     Inventories                                                                       31,121         (4,843)
     Prepaid expenses                                                                  30,486        (33,975)
    Increase (Decrease) in current liabilities:
     Accounts payable                                                                  75,231        (92,852)
     Accrued liabilities                                                              (23,493)       (38,482)
     Accrued payroll and benefits                                                     315,253        (28,194)
     Interest payable                                                                    (306)       (27,991)
     Customer deposits                                                                 75,516         25,806
                                                                                  -----------    -----------
NET CASH USED FOR OPERATING ACTIVITIES:                                              (746,333)    (1,460,207)
                                                                                  -----------    -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
    Acquisition of fixed assets                                                       (95,610)       (20,905)
                                                                                  -----------    -----------
NET CASH (USED) FOR INVESTING ACTIVITIES                                              (95,610)       (20,905)
                                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                            703,798      1,369,480
    Redemption of Common E shares                                                     (12,099)
    Proceeds from exercise of
    warrants                                                                                          15,000

    Net proceeds (principal repayments) from notes payable from stockholders'         170,000       (134,435)
    Net repayments of notes payable                                                   (25,000)       (45,000)
                                                                                  -----------    -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                      836,699      1,205,045
                                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                        (5,244)      (276,067)
CASH, beginning of period                                                              82,166        358,233
                                                                                  -----------    -----------
CASH, end of period                                                               $    76,922    $    82,166
                                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURE
    Cash paid during the year for                                                 $       800    $       800
    taxes
    Conversion of liabilities into common stock                                                      175,565
    Cash paid for interest                                                                            18,000
    Conversion (Redemption) of Class E to                                             (12,099)        12,099
    liability

                        See Notes to Financial Statements

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


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

         Approximately 30% and 49% of net sales for the years ended December 31, 2001 and 2000, respectively, were to customers outside the United States.

         For the year ended December 31,2001, two customers individually accounted for 34% and 13% of sales. For the year ended December 31, 2000, the Company had two customers who individually accounted for 20% and 15% of sales.

         For the year ended December 31, 2001, three customers individually accounted for 35%, 14% and 9% of accounts receivable.

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

         Intangible Assets: Intangible assets, consisting of internal and purchased patent application costs, are recorded at cost. These assets are being amortized on the straight-line basis over the estimated useful lives of the patents of approximately seven years. Accumulated amortization on patents is $174,060 on December 31, 2001.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


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

         Impact of Accounting Standards: In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Instead, goodwill will be subject to a periodic impairment test based upon its value. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets and discontinued operations. The Company does not expect any effect on its financial position or results of operations from the adoption of this statement.

Note B - Going Concern and management plans:

         The Company will be required to conduct significant research, development and testing activities which, together with expenses to be incurred for manufacturing, the establishment of a large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the next few quarters. Accordingly, there can be no assurance that the Company will continue as a going concern. The Company has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to increase

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


operating revenues and/or raise additional equity capital sufficient to generate enough cash flow to finance operations in future periods. Management is currently in the process of seeking additional equity financing with potential investors. There can be no assurance that such additional financing will be obtained. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Inventories:

         Inventories consist of the following at December 31, 2001:

                  Raw materials                            $ 103,565
                  Work in process                             46,707
                  Finished goods                              83,986
                                                           ---------
                                                           $ 234,258
                                                           =========

Note D - Furniture and Equipment:

         Furniture and equipment consist of the following at December 31, 2000:

                  Leasehold improvement                    $  91,968

                  Office equipment                            94,642

                  Machinery                                   93,831

                  Furniture and fixtures                       5,813

                  Lab Equipment                              114,033

                  Autos                                        6,309
                                                           ---------

                                                             406,596

                  Less accumulated depreciation and
                  amortization                              (322,502)
                                                           ---------
                                                           $  84,094
                                                           =========

Note E - Notes Payable:

         Between May 1997 and August 1998, the Company borrowed an aggregate of $400,000 payable with interest at 9.5% per annum, of which $300,000 was from shareholders of the Company and $100,000 was from an unrelated party. In December 1998, the Company converted $165,000 of the shareholder's debt including accrued interest of $11,657 into 368,035 shares of Class A Common Stock. In 1999, the Company paid $20,000 to a shareholder. In August, 1999, the Company received proceeds from a convertible note payable from a shareholder of $260,000 with interest at 9.5% per annum. In March 2000, a shareholder converted $130,000 Note payable into 173,333 shares of Class A Common stock. The remaining balance of $130,000 was paid in April 2000. Between January and March 2000, the Company repaid $30,000 of the shareholder notes and converted $10,000 of related party notes payable accrued interest into 11,150 shares of Class A Common Stock. In 2000, the Company paid $25,000 to unrelated party and $25,565 to shareholders. In December 2000, the Company received $50,000 in convertible notes payable with interest at 10% per annum from a shareholder. Between February and November 2001, the Company borrowed an aggregate of $170,000 in convertible notes payable with interest at 7% per annum from various shareholders. The company repaid $25,000 of these notes payable during the year.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


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

Note G - Class A Common Stock

         The Company issued 625,000 of its Class A Common Stock at $.48 per share, to two individual investors in December, 1998. Net proceeds were $300,000. In addition to the warrants issued to a shareholder in connection with the debt financing, the Company has issued an additional warrants to purchase 112,951 shares of Class A Common Stock to other shareholders and creditors who converted outstanding debt into common stock in December, 1998. The warrants were issued on substantially the same terms as those issued to a shareholder.

         In September 1999, Sepragen Corporation sold 290,667 shares of Class A Common Stock at $.75 per share to four investors in a private transaction exempt from securities registration under the Securities Act of 1933, as amended, and raised $218,000.In December 1999, the Company sold 922,667 shares of Class A Common Stock at $.75 per share to six investors and raised $692,000 in gross proceeds and $657,499 in net proceeds. It also converted $129,261 of deferred salary and consulting fees into 142,013 Class A Common Stock. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

         In March 2000, the Company sold 2,022,334 shares of Class A Common Stock at $.75 per shares to ten investors and raised $1,516,750 in gross proceeds and $1,369,480 in net proceeds, pursuant to a private offering managed by Crown Point. LLC. The shares were offered on a best efforts basis for a selling commission of 5% of gross proceeds and warrants to purchase 8% of the

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


shares sold in the offering at an exercise price of $0.50 per share having an expiration date of December 31, 2002. The shares of Class A Common Stock were sold pursuant to exemption from registration under section 4(2) and 4(6) under the Securities Act of 1933 and Regulation D promulgated under the Securities Act of 1933, in a transaction that was not publicly offered. In March 2000, the Company issued 36,000 Class A Common Stock for $27,000 accrued liability, 199,833 Class A Common Stock for $148,565 for notes payable and accrued interest and 60,000 shares of Class A Common Stock for $45,000 for services and accrued liabilities. 30,000 Class A Common shares were sold for the exercise of warrants at $0.50 per share or $15,000. These transactions were exempt from securities registration under the Securities Act of 1933, as amended.

         In September 2001, the Company sold 2,990,000 shares of Class A Common at $0.25 per share to seventeen investors and raised $747,500 in gross proceeds and $703,398 in net proceeds. The Company also received a $50,000 note receivable from a director to purchase 200,000 shares of Class A Common at $0.25 per share. These transactions were exempt from securities registration under the Securities Act of 1933, as amended. During 2001, the Company issued warrants to shareholders to purchase 670,200 shares of the Company's Class A Common Stock. The vesting period of these warrants range from immediate to two years, with expiration dates ranging from three to five years. The exercise price of these warrants is $0.25. The company also cancelled 13,333 shares of Class A Common Stock that were previously issued for no consideration. The company redeemed the Class E Common Stock in the amount of $12,099.

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

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      Years ended December 31, 2001and 2000


         The Company has 218,324 options that are outstanding that are held by the CEO at exercise prices ranging from $0.38 to $5.00. These options have vested based upon prior performance objectives.

         The following table summarizes the Company's stock option activity for the years ended December 31:

                                   2001                      2000
                         -----------------------   -----------------------
                                       Weighted-                 Weighted-
                                        Average                   Average
                                       Exercise                  Exercise
                           Shares        Price       Shares        Price
                         ----------   ----------   ----------   ----------

Outstanding at
beginning of year         1,468,361   $     1.23    1,298,361   $     1.29

   Granted                   54,000         0.50      170,000         0.83

   Forfeited               (725,058)        0.69           --           --
                         ----------   ----------   ----------   ----------

Outstanding at end of
year                        797,303         1.68    1,468,361   $     1.23
                         ==========   ==========   ==========   ==========



Options exercisable at      616,428                 1,201,361
year-end
                         ==========                ==========

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


         The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                         Options Outstanding                 Options Exercisable
            -----------------------------------------    --------------------------
               Number        Average       Weighted        Number
Range of    Outstanding     Remaining       Average     Outstanding at    Weighted
Exercise    at December    Contractual     Exercise      December 31,      Average
 Prices       31, 2001     Life (years)      Price           2001      Exercise Price
--------    -----------    -----------    -----------    -----------    -----------
$0.38 to
$0.56           196,982           1.74    $      0.45        186,982    $      0.45

$0.72 to
$1.50           419,000           2.18           0.83        248,125           0.84


 $5.00          181,321           3.23           5.00        181,321           5.00
            -----------    -----------    -----------    -----------    -----------

Total           797,303           2.31    $      1.68        616,428    $      1.95
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

         The following information is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." If the compensation cost for these plans had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS Statement 123, the pro forma effect on the Company's net loss per share in 2001 and 2000 would have been:

                                                      2001              2000
                                                      ----              ----

             Net loss as reported                 $(1,359,974)      $(1,496,327)

             Pro forma                            $ (1382,114)      $(1,620,082)

             Net loss per share, as reported      $     (0.14)      $     (0.18)

             Pro forma                            $     (0.15)      $     (0.20)

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 2001 and 2000


         The weighted average fair value of options granted during 2001 and 2000 was $0.41 and $0.79, respectively. The fair value of each option granted in 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      2001              2000
                                                      ----              ----

             Risk free interest rate                  4.64%             5.11%

             Expected life (years)                       4.             4.76

             Volatility                                175%              179%

             Dividend yield                             --                --


Note I - Income taxes

         Deferred tax assets are comprised of the following at December 31, 2001 (rounded):

             Net operating loss carry forwards                      $ 6,456,000

             Research and development credit carry forwards             628,000

             Other differences between financial reporting and
             tax basis of assets and liabilities                         64,000
                                                                    ===========

                                                                      7,148,000

             Valuation allowance                                     (7,148,000)
                                                                    -----------

             Net deferred tax assets                                $        --
                                                                    -----------

         Due to the uncertainty of the realization of the net deferred tax assets, the balance has been fully reserved. The valuation allowance increased by $426,000 for the year ended December 31, 2001.

         The difference between the income tax benefit at the Federal statutory rate and the Company's effective tax rate is as follows:

             For the years ended December 31:

                                                      2001              2000
                                                      ----              ----

             Risk free interest rate                  4.64%             5.11%
             Statutory federal income tax rate          34%               34%

             State income taxes                          6                 6

             Change in valuation allowance             (40)%             (40)%
                                                        --                --
                                                     =====             =====

         At December 31, 2001, the Company had net operating loss carry forwards available to reduce its future taxable income of approximately $17,648,000, for federal income tax purposes, and $3,345,000 for California State franchise purposes. These net operating losses expire at various times through 2021.

                              SEPRAGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               Years ended December 31, 2001 and 2000 (Continued)


         For federal and state tax purposes, the Company's net operating loss and tax credit carry forwards could be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state laws.

Note J - Commitments

         The Company currently rents its office and production facility under an annual operating lease which expires December 31, 2005. Rental expense for the years ended December 31, 2001 and 2000 was $193,004 and $102,120, respectively. The minimum rental commitment remaining on the leased property is as follows:

         Years Ending December 31:
                   2002                   197,570
                   2003                   204,123
                   2004                   210,937
                   2005                   218,025
                                         --------
                      Total              $830,655
                                         ========

Note K - Segment reporting

         Sepragen has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment. Operating results by segment for the years ended December 31, 2001 and 2000 are as follows:

                                   2001                      2000
                                   ----                      ----

                                        Food and                  Food and
                           Biotech      Beverage     Biotech      Beverage
                          ----------   ----------   ----------   ----------
     Sales                 1,153,953   $        0   $1,353,000   $  143,000

     Cost of goods           686,306            0      770,000       50,000
                          ----------   ----------   ----------   ----------

     Gross Profit         $  467,567   $        0      583,000       93,000

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

         (i) Effective January 13, 1998, Coopers & Lybrand, LLP, was dismissed as independent accountants for Sepragen Corporation.
         (ii) Commencing with the audit report and the financial statements for the Company's fiscal year ended December 31, 1996, Coopers & Lybrand LLP's opinion on the financial condition of the Company was modified due to recurring losses and cash flow deficiencies from operations that raised substantial doubt as to the Company's ability to continue as a going concern, as more fully described in Note 1 to the Company's financial statements for such period.
         (iii) The decision to change the Company's independent accountants was approved by the Board of Directors of the Company.
         (iv) There have been and are no current disagreements with Coopers & Lybrand LLP (predecessor entity to Pricewaterhouse Coopers
                  LLP) on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure.
         (v) Effective February 6, 1998, Grant Thornton LLP, was engaged as principal independent accountant for Sepragen Corporation.
         (vi) Effective November 28, 2000, Grant Thornton, LLP resigned as principal independent accountants for Sepragen Corporation
         (vii) There has been no disagreement with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.
         (viii) The opinion for the year ended December 31, 1998 was unqualified except for a modification with respect to the Company's ability to continue as a going concern and the opinion for the year ended December 31, 1999 was unqualified.
         (ix) Effective December 18, 2000, the Company has selected Bedinger Company as its independent accountants.
         (x) The change of independent accountants was approved by the Board of Directors of the Company.

                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The Company's Officers and Directors are elected annually to serve until the next annual meeting of shareholders and thereafter until their successors are elected. The number of Directors presently authorized by the Bylaws of the Company is up to six.

-----------------------------------------------------------------------------------------------------

Name, Offices and Position                                                                   First
with the Company or Principal                                                                Became a
Occupation and Directorships                                                         Age     Director
----------------------------                                                         ---     --------
-----------------------------------------------------------------------------------------------------

VINIT SAXENA                                                                         46       1985
         President, Chief Executive Officer, Chief Financial Officer, Chairman
         of the Board and Director of the Company since 1985. He is the inventor of the Company's original radial flow chromatography technology. His background includes several years as a biochemical engineer, product marketing manager, and prior to joining Sepragen, as a product marketing manager for industrial chromatography with Bio-Rad
         Laboratories (from 1980-1984) and a manager of production and bioengineering for Bio-Response (now Baxter Healthcare) (from
         1984-1985). Mr. Saxena has an M.S. in Chemical Engineering from
         Syracuse University and an M.B.A. from the University of California at
         Berkeley. Mr. Saxena also serves as a director of Scan Incorporated of
         Mountain View, California, a privately held artificial intelligence medical imaging company.
-----------------------------------------------------------------------------------------------------

ARMIN RAMEL                                                                          76       1986
         Director of the Company since September 1986 and was elected as
         Secretary of the Company in 1995. He has been employed since July 1993 as Vice President of Product Development of Scios Nova Inc., a publicly held biotech company. From November 1982 to June 1993, Dr Ramel was employed by Genentech, his last position there being Senior Director of the Process Science Division from April 1991 to June 1993. From 1969 to
         October 1982, Dr. Ramel was employed in various positions at Hoffmann -
         La Roche, Inc., his last position there being Director of the
         Biopolymer Research Department from 1977, to October 1982. Prior to
         1969, he was a professor at the University of Basel, Switzerland and
         State University of New York at Buffalo. Dr. Ramel holds a Ph.D. in physical chemistry from the University of Basel.
-----------------------------------------------------------------------------------------------------

HENRY N. EDMUNDS.*                                                                   59       1997
         Dr. Edmunds became Chief Financial officer of the Company in December
         2000. He served as Vice President and Chief Financial Officer of
         Prometheus, in San Diego, from 1999 to 2000 and was Vice President and
         Chief Financial Officer of SangStat Medical Corporation, a Menlo Park,
         California based company, from 1992 to 1999. From 1985 until 1992, Dr.
         Edmunds was Director of Business Development and business manager of
         Genencor, Inc., a South San Francisco, California biotechnology company. Dr. Edmunds received his Ph.D. in Biotechnology from the
         University of California, Berkeley and his M.B.A. from the Stanford
         University.
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------

Name, Offices and Position                                                                   First
with the Company or Principal                                                                Became a
Occupation and Directorships                                                         Age     Director
----------------------------                                                         ---     --------
-----------------------------------------------------------------------------------------------------

JOHN WALKER.*                                                                        55       1998
         Mr. Walker successfully managed and sold companies in separations and dairy fields. He founded the Northern California region of TEC (The
         Executive Committee, an organization dedicated to the empowerment of
         CEOs). He mentors six new chairpersons of TEC. He also runs his consulting firm John Walker and Associates, which provides, among other things, strategic planning and management assistance to high tech companies. Mr. Walker has a B.A. in Industrial Engineering from Georgia
         Tech and an M.B.A. from Stanford University.
-----------------------------------------------------------------------------------------------------

JOSEPH R. MALLON, JR.                                                                56       1999
         On April 1, 1995, Mr. Mallon was appointed President, Chief Executive
         Officer of the Board of Measurement Specialties, Inc. ("MSI"). Mr.
         Mallon has served on the Board of Directors of MSI since April 1, 1992.
         In October 1985, Mr. Mallon co-founded NovaSensor, a leader in the field of micromachined pressure and acceleration sensors, where he served as Co-President and Director until its acquisition in 1990, by
         Lucas Industries, Inc., a United States subsidiary of Lucas Industries plc of the United Kingdom. From that time until his departure in
         January of 1993, Mr. Mallon was the Executive Vice President and
         Director of Lucas Nova Sensor. Mr. Mallon holds a B.S. in Science from
         Farleigh Dickinson University, and a M.B.A. from California State
         University.
-----------------------------------------------------------------------------------------------------

K.CHARLES JANAC                                                                      44       2000
         Mr. Janac has served as the President and Chief Executive Officer of
         Smart Machines, Inc. from November 1994 to September 1999 (when Smart machines was acquired by Brooks Automation), and as Vice President and
         General Manager of Brooks Automation from October 1999 to present. He has an M.B.A. from Stanford University and MS in Organic Chemistry from
         Tufts University. Mr. Janac resigned as a director of the Company effective March 1, 2002
-----------------------------------------------------------------------------------------------------
JON  A. SALQUIST                                                                     56       2001
         Mr. Salquist is the managing partner of Mackenzie River Partners. He also serves on the board of D&J research, OMLC (Oregon Medical Laser
         Center. He is also a partner in Ardent Research a high-tech hedge fund.
         Mr. Salquist has started several high tech companies and provided financing and direction for numerous others over the last 25 years. Mr.
         Salquist attended University of Oregon, Portland State University and
         Stanford Business School for executives (A.E.A).
-----------------------------------------------------------------------------------------------------

---------------
*        Member of the Compensation Committee and Audit Committee.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below. The Company has established audit and compensation committees, a majority of whose members must be non-employee directors. Dr. Edmunds and Mr. Walker serve on the audit and compensation committees. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

         Subsequent event:

         Mr. K. Charles Janac resigned his position as a director of the Company effective March 1, 2002.

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

Compliance with Section 16(a) of the Exchange Act

         The following directors and officer have not filed updated reports pursuant to Section 16(a) of the Exchange Act:

                  Vinit Saxena           Form 5

                  Armin Ramel            Form 5

                  Henry Edmunds          Forms 3 and 5

                  John Walker            Forms 3 and 5

                  Charles Janac          Forms 3 and 5

Item 10. Executive Compensation
-------  ----------------------

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

         The Company has the right to terminate either agreement for cause or as a result of death or permanent disability. Except in the case of termination for cause, upon early termination of their agreements, Mr. Saxena will be entitled to receive his salary plus fringe benefits for a period of 36 months, from the date of termination and any bonuses prorated through the date of termination, so long as he does not violate the non-disclosure and non-solicitation provisions of his agreement; provided, however, any salary and benefits to be received after termination will be reduced by any salary and benefits he receives from any successor position during the post-termination payment period.

         Mr. Saxena has agreed not to disclose to anyone confidential information of the Company during the term of his employment or thereafter and will not compete with the Company during the term of his employment. All work, research and results thereof, including, without limitation, inventions, processes or formulae, conceived or developed by Mr. Saxena during the term of employment which are related to the business, research, and development work or field of operation of the Company, shall be the property of the Company. The employment agreement expired on August 20, 2000.

Key-Person Life Insurance

         The Company has obtained key-person life insurance coverage in the face amount of $2,000,000 on Mr. Saxena naming the Company as beneficiary under such policy.

1994 Stock Option Plan

         On August 30, 1994, the Board of Directors and the shareholders of the Company adopted and approved the 1994 Stock Option Plan. The 1994 Stock Option Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSO's") to certain employees, officers, directors, consultants and agents of the Company. The purpose of the 1994 Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors.

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

         The 1994 Stock Option Plan is administered by the Board of Directors of the Company, which determines, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISO's or NQSO's, or a combination thereof, and the number of shares of Class A Common Stock to be subject to such options. The Board may, in its discretion, delegate its power, duties and responsibilities under the 1994 Stock Option Plan to a committee consisting of two or more directors who are "non-employee directors" within the meaning of Rule 16b-3 promulgated under the Exchange Act. The exercise price for ISO's must be at least 100% of the fair market value per share of Class A Common Stock on the date of grant, as determined by the Board.

         Options may be exercisable for a term determined by the Board, which may not be less than one year or greater than 10 years from the date of grant. No options may be granted under the 1994 Stock Option Plan later than 10 years after the 1994 Stock Option Plan's effective date of August 30, 1994. ISO's are not transferable other than by will or the laws of descent and distribution. NQSO's may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Options may be exercised during the holder's lifetime only by the holder or his or her guardian or legal representative. Options may be exercised only while the original optionee has a relationship with the Company which confers eligibility to be granted options or within 90 days after termination of such relationship with the Company, or up to six months after death or total and permanent disability. In the event the Company terminates such relationship between the original optionee and the Company for cause (as defined in the 1994 Stock Option Plan), all options granted to the optionee terminate immediately. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the 1994 Stock Option Plan), at the discretion of the Board, the Board may make certain adjustments to the outstanding stock options.

         The 1994 Stock Option Plan contains certain limitations applicable only to ISO's granted there under to satisfy specific provisions of the Code. For example, the aggregate fair market value, as of the date of grant, of the shares to which ISO's become exercisable for the first time by an optionee during the calendar year may not exceed $100,000. In addition, if an optionee owns more than 10% of the Company's stock at the time the individual is granted an ISO, the exercise price per share cannot be less than 110% of the fair market value per share and the term of the option cannot exceed five years.

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

1996 Stock Option Plan

         On June 28, 1996, the Board of Directors and the shareholders of the Company adopted and approved the 1996 Stock Option Plan. The 1996 Stock Option Plan provides for the grant of incentive stock options ("ISO's") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQSO's") to certain employees, officers, directors, consultants and agents of the Company. The purpose of the Stock Option Plan is to attract and retain qualified employees, agents, consultants, officers and directors. The terms of this plan are substantially similar to the 1994 Stock Option Plan.

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

Options Granted

         As of January 1, 2001, the Company had outstanding 1,468,361 options to purchase shares of Class A Common Stock issued but during the year 725,058 expired. The board has not extended the time or granted replacement option. In 2001 the Company granted 54,000 of options to two consultants.

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

401(k) Profit Sharing Plan

         In 1995, the Company adopted a 401(k) profit sharing plan under which employees may defer a portion of their salary. The Plan was terminated effected December 31, 2001.

Summary Compensation Table

         The following table sets forth all compensation paid for the past three fiscal years to the chief executive officer and to executive officers whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 1999.

                                               Annual Compensation         L-T Compensation
                                               -------------------         ----------------

(a)                                 (b)           (c)          (d)                (g)

                                                                         Securities underlying
Name and Principal Position         Year      Salary (1)      Bonus         Options/SAR's(#)

Vinit Saxena, President, Chief      2001       $135,147        $0                  0
Executive Officer and Chief
Financial Officer

                                    2000       $134,327        $0                  0

                                    1999       $133,906        $0                  0
                                    ----------------------------------------------------------


---------------
(1) Includes health insurance costs for Mr. Saxena and his family in the amounts of $7,700, $7,596, and $10,147 during 1999, 2000 and 2001, respectively. Mr. Saxena `s 2001 compensation includes $57,292 paid and $67,708 accrued pay.

Aggregated Option/SAR Exercises in Last Fiscal Year 2000 and
2001 Fiscal Year-End Option/SAR Values

(a)                         (b)           (c)                 (d)                           (e)

                                                      Number of Securities       Value of Unexercised In-
                           Shares        Value       Underlying Unexercised       the-Money Options/SAR's
                        Acquired on    Realized     Options/SAR's at FY-End              at FY End
Name                    Exercise (#)      ($)     Unexercisable   Exercisable   Unexercisable   Exercisable
---------------------   ------------      ---     -------------   -----------   -------------   -----------

Vinit Saxena                  0            $0           0           218,324          $0              $0
President, Chief
Executive Officer,
Chief Financial
Officer & Chairman of
the Board

---------------

         In the last three fiscal years, the Company has not paid or awarded any other stock awards, options, stock appreciation rights, or other long-term incentive plan compensation to the executive officers named above.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of March 20, 2002 of: (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Class A and Class B Common Stock, (ii) each director of the Company and (iii) all officers and directors of the Company as a group.

---------------------------------------------------------------------------------------------------------

Name and Address of Bene-     Number of Shares of Common     Percentage of Common Stock     Percentage of
fician Owner or Number in         Stock Beneficially           Beneficially Owned (1)       Voting Power
Group                                  Owned(1)
---------------------------------------------------------------------------------------------------------
Vinit Saxena (2)                         662,690                          6%                     13%
   30689 Huntwood Avenue
   Hayward, CA 94544
---------------------------------------------------------------------------------------------------------

Michael Schneider (3)                    852,930                          7%                     15%
   150 Encinal Avenue
   Atherton, CA 94025
---------------------------------------------------------------------------------------------------------

K. Charles Janac (4)                   1,151,549                         10%                      8%
   651 River Oaks Parkway
   San Jose, CA 95134
---------------------------------------------------------------------------------------------------------

Eliezer Sternheim, Ph.D. (5)             572,916                          5%                      4%
   46871 Bayside Parkway
   Fremont, CA 94538
---------------------------------------------------------------------------------------------------------

Henry N. Edmunds  (6)                    190,218                          2%                      1%
   11096 Caminito Alvarez
   San Diego, CA 92126-5710
---------------------------------------------------------------------------------------------------------

Armin Ramel, Ph.D. (7)                   127,688                          1%                      *%
   4 Sandstone
   Portola Valley, CA 94028
---------------------------------------------------------------------------------------------------------

Joseph R. Mallon (8)                     112,000                          1%                      *%
   5 Tanager Lane
   Morristown, NJ 07960
---------------------------------------------------------------------------------------------------------

John Walker (9)
   980 Covington Road                     50,000                          *%                      *%
   Los Altos, CA 94024
---------------------------------------------------------------------------------------------------------

Jon Salquist (10)                        960,000                          8%                      7%
   2725 N.W. Circle A Drive
   Portland, OR 97229
---------------------------------------------------------------------------------------------------------

All directors and executive            3,254,145                         26%                     31%
officers as a group (6 in
number)
---------------------------------------------------------------------------------------------------------
* = less than 1%.

(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power with respect to all shares of Common Stock indicated below. Beneficial ownership is calculated in accordance with Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended. We have two classes of Common Stock outstanding, Class A and Class B. Class E Common Stock became subject to redemption on March 31, 2000 and a notice of redemption has declared June 15, 2000 to be the effective date of the redemption and was not included in the above calculations.
(2) Amounts and percentages include (i) 296,281 shares of Class B Common Stock which is convertible into one share of Class A Common Stock; (each share of Class B Common Stock has five votes per share); (ii) 62,369 shares of Class A Common Stock; (iii) options to purchase 218,324 shares of Class A Common Stock; (iv) 57,813 shares of Class A Common Stock and options to purchase 22,000 shares of Class A Common Stock, held by Renu Saxena, an employee of the Company and the spouse of Vinit Saxena; and (v) 5,903 shares of Class B Common Stock owned jointly by Renu Saxena and Rakesh Chabra (Renu Saxena's brother).
(3) Amounts and percentages include 337,483 shares of Class B Common Stock and 515,447 shares of Class A Common Stock.
(4) Amounts and percentages include 876,882 shares of Class A Common Stock and warrants to purchase 274,667 shares of Class A Common Stock.
(5) Amounts and percentages include 520,833 shares of Class A Common Stock and warrants to purchase 52,083 shares of Class A Common Stock.
(6) Amounts and percentages include (i) options to purchase 40,000 shares of Class A Common Stock granted under our Stock Option Plans; (ii) 10,000 Class C Warrants to purchase Class A Common Stock, (iii) 127,471 shares of Class A Common Stock and (iv) warrants to purchase 12,747 shares of Class A Common Stock.
(7) Amounts and percentages include (i) options to purchase 61,747 shares of Class A Common Stock granted under our Stock Option Plans; (ii) 59,946 shares of Class A Common Stock; and (iii) warrants to purchase
         5.995 shares of Class A Common Stock.
(8) Amounts and percentages include 72,000 shares of Class A Common Stock and options to purchase 40,000 shares of Class A Common Stock granted under our Stock Option Plans.
(9) Amounts and percentages include options to purchase 40,000 shares of Class A Common Stock granted under our Stock Option Plans and an option to purchase 10,000 shares of Class A Common Stock.
(10) Amounts and percentages include 800,000 shares of Class A Common Stock and warrants to purchase 160,000 shares of Class A Common Stock.


Item 12. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

Grant of stock options

         The following directors and officers were granted stock options:

----------------------------------------------------------------------------------------------------
                                Grant Date      Expire Date      Option Shares      Exercise $/share
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
John Walker, Director            12/1/98          12/01/02          40,000                0.50
Joe Mallon, Director             12/1/99          12/01/03          40,000                0.72
John Walker, Director            2/4/00           01/01/05          10,000                0.75
K. Charles Janac, Director       07/10/00         07/09/05          40,000                0.78


----------------------------------------------------------------------------------------------------

         Grants of warrants: Mr. Jon Salquist, a director of the company, was granted 80,000 Class A warrants at $0.25 exercise price that will expire by August 20, 2006.

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

         Drs. Venkat and Miranda were repaid in August 1998 and Dr. Edmunds converted his note to Class A Common Stock on December 15, 1998.

Shareholder notes

         In May 1997, we borrowed $100,000 from a shareholder, payable with interest at 9.5% per annum and was due March 1, 1999. In June 1997, we borrowed $25,000 from Dr. Armin Ramel, a director and shareholder of the Company, payable with interest at 9.5% per annum and such debt was converted to Class A Common Stock on December 15, 1998. In June 1998, we borrowed $125,000 from H. Michael Schneider, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and such debt was converted into Class A Common Stock on December 15, 1998. In August 1998, we borrowed $30,000 from Robert Leach, a former director and shareholder of the Company, payable with interest at 9.5% per annum, and $15,000 of such debt was converted into Class A Common Stock on December 15, 1998 . In March 2000, Mr. Leach converted $10,000 of his Note payable into 11,500 shares of Class A Common Stock and the balance of $8,958 in principal and accrued interest was paid in July 2000. In December 2000, we borrowed $50,000 from H. Michael Schneider, a former director and shareholder of the Company. In 2001 we borrowed an aggregate of $130,000 from H. Michael Schneider.

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

         On March 15, 2000, we issued to Renu Saxena, an employee and spouse of Vinit Saxena, 21,875 shares of Class A Common Stock at $0.48 per share in exchange for $10,500 of deferred salary.

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

         Crown Point Securities, as placement agent in connection with a private placement of Class A Common Stock completed in March 2000 received commissions and a warrant to purchase 272,720 shares of Class A Common Stock at an exercise price of $0.50 per share having an expiration date of March 31, 2005.

Item 13. Exhibits and Reports on Form 8-K
-------  --------------------------------

         Each exhibit identified below is filed as part of this report. Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

         (a)      Exhibits.
                  --------

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

                  10.9(7) Convertible Secured Promissory Note issued by the Company to Charles Janac

                  10.10(7) Security Agreement with Charles Janac

                  10.11(7) Patent and Trademark Mortgage

                  16.1(5)  Letter on Change in Certifying Accountant.

                  23       Consent of Bedinger & Company

                  27       Financial Data Schedule
                           -----------------------------------------------------

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

         (b)      Reports on Form 8-K.
                  -------------------

                  No 8-K report was filed in 2001.

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

/s/ VINIT SAXENA                                                   April 5, 2002
------------------------------
Vinit Saxena
(Principal Executive Officer) Chief Executive Officer,
President, Chairman of the Board, and Director



/s/ ARMIN RAMEL                                                    April 5, 2002
------------------------------
Armin Ramel
Director and Secretary



/s/ HENRY N. EDMUNDS                                               April 5, 2002
------------------------------
Henry N. Edmunds
Director and Chief Financial Officer



/s/ JON SALQUIST                                                   April 5, 2002
------------------------------
Jon Salquist
Director



/s/ JOHN WALKER                                                    April 5, 2002
------------------------------
John Walker
Director



/s/ JOSEPH R. MALLON, JR.                                          April 5, 2002
------------------------------
Joseph R. Mallon, Jr.
Director

                                INDEX TO EXHIBITS

         Exhibits incorporated by reference to a prior filing are designated by a numbered footnote. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 13 of Form 10-KSB.

No.      Description
-------  -----------------------------------------------------------------------
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

10.9(7)  Convertible Secured Promissory Note issued by the Company to Charles
         Janac

10.10(7) Security Agreement with Charles Janac

10.11(7) Patent and Trademark Mortgage

16.1(5)  Letter on Change in Certifying Accountant.

23       Consent of Bedinger & Company

27       Financial Data Schedule
         -----------------------

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