Form 10QSB
period 2002-03-31
SEPRAGEN CORP
filed 2002-05-20
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2002

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

              14500 Doolittle Drive, San Leandro, California 94577
                    (Address of principal executive offices)

        (Issuer's telephone number (including area code): (510) 667-1004

             (Former name, former address and former fiscal year if
                           changed since last report:)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                                           May 14, 2002
                                                           ------------

                          Class A Common Stock               11,311,848
                          Class B Common Stock                  361,727

                     THIS REPORT INCLUDES A TOTAL OF 8 PAGES

PART I  -  FINANCIAL INFORMATION
Item  1.  -  Financial Statements

                              SEPRAGEN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                     ASSETS
                                                                           March 31, 2002

Current Assets:
     Cash and cash equivalents ..........................................   $    159,996
     Accounts receivable, less allowance for doubtful accounts
       of $45,000 .......................................................        112,025
     Notes receivable ...................................................         50,000
     Inventories ........................................................        241,284
     Prepaid expenses and other .........................................         18,000
                                                                            ------------
       Total current assets .............................................        581,305
     Furniture and equipment, net .......................................         76,267
     Intangible assets ..................................................         11,706
                                                                            ------------
                                                                                 669,278
                                                                            ------------
                        LIABILITIES AND  SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable ...................................................   $    457,804
     Notes Payable to shareholders and related party ....................        215,000
     Accrued payroll and benefits .......................................        469,589
     Accrued liabilities ................................................         92,883
     Interest payable ...................................................         42,775
     Customer deposit ...................................................        237,726
                                                                            ------------
       Total current liabilities ........................................      1,515,777
                                                                            ------------

     Redeemable Preferred stock, no par value - 5,000,000 shares
       authorized; and  175,439 convertible, preferred issued and .......        500,000
        outstanding .....................................................

    Class A common stock, no par value - 20,000,000 shares ..............     15,492,506
        authorized; 11,311,848 shares issued and
        outstanding .....................................................
     Class B common stock, no par value - 2,600,000 shares authorized;
        361,727 shares issued and outstanding ...........................      2,097,393

     Accumulated deficit ................................................    (18,936,398)
                                                                            ------------
     Shareholders' equity  (deficit) ....................................     (1,346,499)
                                                                            ------------
                                                                            $    669,278
                                                                            ------------

 The accompanying notes are an integral part of this condensed financial statement.

                                        2

                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                Three Months Ended March 31
                                                    2002             2001
                                                ------------    ------------


                    Revenues:

Net Sales ...................................   $    256,912    $    353,951
Cost of goods sold ..........................        163,650         194,639
                                                ------------    ------------
        Gross profit ........................         93,262         159,312


Selling, general and administrative .........        333,047         315,055
Research and development ....................        122,492         122,811
       Total expenses .......................        455,539         437,866
                                                ------------    ------------

    Loss from operations ....................       (362,277)       (278,554)
                                                ------------    ------------

Other income ................................             --
Interest income, (expense) net ..............         (3,763)              0
                                                ------------    ------------
    Net loss ................................       (366,040)       (278,554)
                                                ============    ============

       Net loss per common share,
Basic and diluted ...........................          $(.03)          $(.03)
                                                ============    ============

   Weighted average shares outstanding ......     11,673,575       8,496,908


                  The accompanying notes are an integral part
                     of this condensed financial statement.


                              SEPRAGEN CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS




                                                      Three Months Ended March 31,
                                                          2002          2001
                                                        ---------    ---------
Cash flows from operating activities:
     Net Loss .......................................   $(366,040)   $(278,554)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation .................................       7,828       17,385
       Amortization .................................       4,252        6,245
       Changes in assets and liabilities:
         Accounts receivable ........................     304,521      149,113
         Inventories ................................      (7,026)      34,051
         Prepaid expenses and other .................           0        1,201
         Accounts payable ...........................     (54,983)     (23,174)
         Accrued liabilities ........................      24,506      (30,869)
         Accrued payroll and benefits ...............      29,849       40,795
         Interest payable ...........................       3,763            0
         Customer deposits ..........................     136,404       27,040
                                                        ---------    ---------
            Net cash provided (used) in operating
             activities .............................      83,074      (56,767)
                                                        ---------    ---------

  Cash flows from investing activities:
        Acquisition of fixed assets .................           0      (59,958)
                                                        ---------    ---------
             Net cash used by investing .............           0      (59,958)

      Proceeds from issuance of common stock ........           0
      Proceeds from exercise of warrants ............           0            0
      Proceeds from issuance of notes payable .......           0            0

      Payment of notes payable to shareholders ......           0
      Payment of notes payable ......................           0       85,000
       Net cash provided by financing activities ....           0       85,000

             Net increase (decrease) in cash ........      83,074      (31,725)
                                                        ---------    ---------
Cash and cash equivalents at the beginning of the
period ..............................................      76,922       82,166
                                                        ---------    ---------

Cash and cash equivalents at the end of the period ..   $ 159,996    $  50,441
                                                        =========    =========


The accompanying notes are an integral part of these condensed financial statements.

                                        4

                              SEPRAGEN CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     THREE MONTH PERIOD ENDED MARCH 31, 2002


Note 1 - Basis of Presentation

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as going concern. As of March 31, 2002, the Company had an accumulated deficit of $18,936,398. The Company will be required to conduct significant research, development and testing activities which, together with expense to be incurred for manufacturing, the establishment of large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond September 30, 2002. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing effort and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


Note 2 - Interim Financial Reporting

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


Note 3- Segment Reporting

         The company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the three months ended March 31, 2002 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.


Note 4 - Loss per Share

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss at March 31, 2002 per share as the effect would be anti-dilutive.

Item 2 .  Management's Discussion and Analysis.

First three months of 2002 compared to first three months of 2001.

         The management of the Company believes there is a significant potential for revenue growth in the biotech sector via direct sales of our existing column and QuantaSep products and by addition of new products through further development of existing patents. Despite our cash strapped position, we were able to register a record booking of $685,000 in the first quarter of 2002.

         The results stated below reflect the severely cash-strapped operating state of the Company over the last 3 months. In the face of such resource constraints lower revenues are a reflection of the Company's diminished ability to provide adequate resources for sales and service, to pay vendors and suppliers and respond quickly to customers.

         Our net sales decreased by $97,000 or 27% from $354,000 in the first three months of 2001 to $257,000 for the comparable period in 2002. The decrease in sales was primarily due to the cash shortage that hampered our ability to ship orders on hand. Our back orders, however, stand at a record $759,000 and are expected to ship over the next two quarters.

         Gross profit decreased by $66,000 or 41% from $159,000 in the first three months of 2001 to $93,000 for the comparable period in 2002. The decrease in gross profit was due to lower sales. As a percentage of sales, gross profit decreased by 9% from 45% in the first three months of 2001 to 36% for the same period in 2002. This decrease of 9% was due to the lower volume resulting in proportionately higher fixed cost.

         Selling, general and administrative expenses increased by $18,000 from $315,000 in the first quarter of 2001 to $333,000 for the first quarter of 2002. The increase was due primarily to financing related costs.

         Research and development expenses remained the same at $123,000 in the first quarter of 2001and 2002.

         Net loss increased by $87,000 from $279,000 in the first quarter of 2001 to $366,000 for the comparable period in 2002 due to lower revenue and higher financing related costs.

         Inflation. We believe the impact of inflation on our operations has not been material.


Liquidity and Capital Resources:

         We provided cash of $83,000 for operations in the first quarter 2002 and used cash of $57,000 in operations in the first quarter of 2001. Cash provided in operations in the first quarter of 2002 was the result of net loss of $366,000 offset by deprecation and amortization of $12,000 and the net change in operating assets and liabilities which resulted in source of cash of $437,000. Cash used in operations in the first quarter of 2001 was the result of net loss incurred for the first quarter of 2001 of $279,000, offset by depreciation and amortization of $24,000, and the net change in operating assets and liabilities which resulted in use of cash of $198,000.

         Investing activities used cash of $60,000 in the first quarter of 2001.

         Financing activities provided cash of $85,000 during the first quarter of 2001. The cash provided in the first quarter of 2001 resulted from issuance of convertible notes payable.

         At March 31, 2001 we had cash and cash equivalents of $160,000 as compared with $77,000 on December 31, 2001. At March 31, 2002, we had a working capital deficit of $935,000, as compared to working capital deficit of $580,000 at December 31, 2001. The increase in cash in the first quarter of 2002 was a result of the increases and decreases in cash from operating, investing and financing activities noted above.


         Clearly our working capital must increase significantly to fund the level of manufacturing and marketing required to meet any growth in demand for our products in the biotech and nutritional industries during the next several years. Moreover, we require additional funds to market and develop products as stated earlier.

         Since we do not have credit facilities, most of the required growth capital will need to come from customers/partners and equity financing. No assurance can be given, however, that the terms of any contemplated financing or alliances will be successfully negotiated or that such financing will be successful in generating the revenue required to make us profitable.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
----------------------------------------

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

                                       SEPRAGEN CORPORATION

DATE:    May 20, 2002                  By: /s/ VINIT SAXENA
         -----------                       -------------------------------------
                                           Vinit Saxena
                                           Chief Executive Officer