Form 10QSB
period 2002-06-30
SEPRAGEN CORP
filed 2002-08-14
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                 ---------------

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

       (Issuer's telephone number (including area code): (510) 667-1004
                                                        ----------------


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

State the number of shares outstanding of each of the registrant's classes of Common equity, as of the latest practicable date:

                                             August 14, 2002
                                             ---------------

                  Class A Common Stock          11,311,848
                  Class B Common Stock             361,727

PART I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                              SEPRAGEN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                                               June 30, 2002
                                                                                               -------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents ............................................................     $     90,702
     Accounts receivable, less allowance for doubtful accounts
       of $45,000 .........................................................................           76,975
     Notes receivable .....................................................................           50,000
     Inventories ..........................................................................          198,553
     Prepaid expenses and other ...........................................................           18,000
                                                                                                ------------
       Total current assets ...............................................................          434,230

     Furniture and equipment, net .........................................................           70,634
     Intangible assets ....................................................................            7,453
                                                                                                ------------
                                                                                                     512,317
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts payable .....................................................................     $    449,447
     Notes Payable from shareholders ......................................................          233,000
     Accrued payroll and benefits .........................................................          567,569
     Accrued liabilities ..................................................................          148,086
     Interest payable .....................................................................           46,852
     Customer deposit .....................................................................          148,742
                                                                                                ------------
       Total current liabilities ..........................................................        1,593,696
                                                                                                ------------

     Redeemable Preferred stock, no par value - 5,000,000 shares authorized; and  175,439 convertible, preferred issued and
        outstanding .......................................................................          500,000

     Class A common stock, no par value - 20,000,000 shares
        authorized; 11,311,848 shares issued and
        outstanding .......................................................................       15,492,506
     Class B common stock, no par value - 2,600,000 shares authorized;
        361,727 shares issued and outstanding .............................................        2,097,393

     Accumulated deficit ..................................................................      (19,171,278)
                                                                                                ------------
     Shareholders' equity  (deficit) ......................................................       (1,581,379)
                                                                                                ------------
                                                                                                $    512,317
                                                                                                ============

                 The accompanying notes are an integral part of
                       this condensed financial statement.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        Three Months                    Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                ----------------------------    ----------------------------
                                                                    2002            2001            2002            2001
                                                                ------------    ------------    ------------    ------------

Revenues:

     Net Sales ..............................................   $    384,845    $    156,867    $    641,757    $    510,818
                                                                ------------    ------------    ------------    ------------


     Cost of goods sold .....................................        220,036         107,996         383,686         302,635
     Gross profit ...........................................        164,809          48,871         258,071         208,183
     Selling, general and administrative ....................        263,696         290,943         596,743         605,998
     Research and development ...............................        131,915         136,812         254,407         259,623

        Total expenses ......................................        395,611         427,755         851,150         865,621
                                                                ------------    ------------    ------------    ------------

        Loss from operations ................................       (230,802)       (378,884)       (593,079)       (657,438)
                                                                ------------    ------------    ------------    ------------

    Other income ............................................             --
    Interest income, (expense) net ..........................         (4,078)              0          (7,841)              0
                                                                ------------    ------------    ------------    ------------

              Net loss ......................................       (234,880)       (378,884)       (600,920)       (657,438)
                                                                ============    ============    ============    ============

              Net loss per common share,
                 Basic and diluted ..........................   $       (.02)   $       (.04)   $       (.05)   $       (.08)
                                                                ============    ============    ============    ============

     Weighted average shares outstanding.....................     11,673,575       8,436,908      11,673,575       8,436,908
                                                                ============    ============    ============    ============

                 The accompanying notes are an integral part of
                       this condensed financial statement.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
                                                                                        2002        2001
                                                                                     ---------    ---------
Cash flows from operating activities:

     Net Loss ....................................................................    (600,920)   $(657,438)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation ..............................................................      13,461       27,071
       Amortization ..............................................................       8,505       13,278
        Non cash - stock compensation expense
        Changes in assets and liabilities:
         Accounts receivable .....................................................     339,571      264,199
         Notes receivable ........................................................           0            0
         Inventories .............................................................      35,705       32,961
         Prepaid expenses and other ..............................................           0        1,200
         Accounts payable ........................................................     (63,340)      50,771
         Accrued liabilities .....................................................      79,709      (45,581)
         Accrued payroll and benefits ............................................     127,829      175,793
         Interest payable ........................................................       7,840           (1)
         Customer deposits .......................................................      47,420        1,234
                                                                                     ---------    ---------
            Net cash used in operating activities ................................      (4,220)    (136,513)
                                                                                     ---------    ---------

  Cash flows from investing activities:
        Acquisition of fixed assets ..............................................           0      (91,966)
                                                                                     ---------    ---------
             Net cash used by investing ..........................................           0      (91,966)


      Proceeds from issuance of common stock .....................................           0            0
      Proceeds from exercise of warrants .........................................           0            0
      Proceeds from issuance of notes payable ....................................      18,000      205,000

      Payment of notes payable to shareholders
      Payment of notes payable
       Net cash provided by financing activities .................................      18,000      205,000

             Net increase (decrease) in cash .....................................      13,780      (23,479)
                                                                                     ---------    ---------

Cash and cash equivalents at the beginning of the period..........................      76,922       82,166
                                                                                     ---------    ---------

Cash and cash equivalents at the end of the period ...............................      90,702    $  58,687
                                                                                     =========    =========

Supplemental disclosures of cash information:

      Conversion of liabilities into Common Stock:                                                $175,565

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                              SEPRAGEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      SIX MONTH PERIOD ENDED JUNE 30, 2002


Note 1 - Basis of Presentation

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of June 30, 2002, the Company had an accumulated deficit of $19,171,278

         The Company will be required to conduct significant research, development and testing activities which, together with expense to be incurred for manufacturing, the establishment of large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond September 30, 2002. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing effort and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.


Note 2 - Interim Financial Reporting

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


Note 3 - Notes Payable

         On April 2002, the Company received proceeds from convertible notes payable of $18,000 from a shareholder.


Note 4 - Segment Reporting

         The company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the six months ended June 30, 2002 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.


Note 5 - Loss per Share

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss at June 30, 2002 per share as the effect would be anti-dilutive.

Note 6 - Intangible Assets:

A.    Intangible assets consist of the following:

                                                 June 30, 2002
                            ---------------------------------------------------------
                                                                            Weighted
                                Gross                             Net        Average
                             Intangible       Accumulated     Intangible      Life
                               Assets        Amortization       Assets       (Years)
                               ------        ------------       ------       -------
      Goodwill                 $      0         $      0        $      0        -
      Other Intangibles         194,018          185.565           7,453        7
                               --------         --------        --------

      Total                    $194,018         $185,565        $  7,453
                               ========         ========        ========

                                                 December 31, 2001
                            ---------------------------------------------------------
                                                                            Weighted
                                Gross                             Net        Average
                             Intangible       Accumulated     Intangible      Life
                               Assets        Amortization       Assets       (Years)
                               ------        ------------       ------       -------
      Goodwill                        0                0               0
      Other Intangibles         194,018          178,059          15,959        7
                               --------         --------         -------

      Total                    $194,018         $178,059         $15,959
                               ========         ========         =======

The Company adopted SFAS 142 on January 1, 2002. The Company does not have goodwill, therefore is not affected by the new rules. Under the new rules companies are no longer permitted to amortize intangible assets with indefinite lives; instead they will be subject to periodic tests for impairment.

SFAS 12 supercedes APB Opinion #17, Intangible Assets. In accordance with SFAS 142 the Company also performed an impairment test of its intangible assets and determined that no write-down was necessary. Below is a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization expense for goodwill and the Company's trade name, net of income tax.

                                                           Six Months Ended
                                                                June 30,
                                                        ----------------------
                                                          2002         2001
                                                        ---------    ---------

Reported net income (loss)                              $(600,920)   $(657,438)
        Goodwill and Company trade name
          amortization, net of tax                              0            0
                                                        ---------    ---------

        Adjusted net income (loss)                      $(600,920)   $(657,438)
                                                        =========    =========


        Reported diluted earnings (loss)
          per share                                     $   (0.05)   $   (0.08)
        Goodwill and Company trade name
          amortization, net of tax                            0.0          0.0
                                                        ---------    ---------

        Adjusted diluted earnings (loss)
          per share                                     $   (0.05)   $   (0.08)
                                                        =========    =========

        Estimated amortization expense for each of the next two years ended December 31, is as follows:

         2002 (12 months)                               $15,959
         2003                                                 0
                   Total                                $15,959

Item 2.  Management's Discussion and Analysis.

Critical Accounting Policies

         Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.


         Revenue Recognition--We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

         Impairment of Long-Lived Assets--We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

         Deferred Tax Asset Valuation Allowance--We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to volatility in the industry within which we operate, we may record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

         Inventories--Our inventories are stated at the lower of cost (first-in, first-out method, or standard costing method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

         Accounts Receivable and Allowance for Doubtful Accounts--The Allowance for Doubtful Accounts is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

         Recent Pronouncements and Accounting Changes--In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

         SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. We have not completed any business combinations that were initiated subsequent to June 30, 2001. Business combinations initiated after June 30, 2001, if any, will be accounted for under the purchase method in accordance with SFAS 141.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives; rather, these intangible assets are subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". We adopted SFAS 142 effective January 1, 2002 and have ceased amortization of goodwill and other intangible assets deemed to have an indefinite life. In accordance with SFAS 142, we also performed an impairment test of goodwill as of January 1, 2002 and determined that no goodwill write-down was necessary.

         SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, which did not have a material impact on our consolidated results of operations and financial position.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.


First six months of 2002 compared to first six months of 2001.
--------------------------------------------------------------

         The management of the Company believes there is a significant potential for revenue growth in the biotech sector via direct sales of our existing products and by adding new products through further development of existing patents.

         The results stated below reflect the resource constrained operating state of the Company over the last year. Such resource constraints has impeded our inability to capitalize on the market opportunities as reflected in the Company's diminished capacity to provide adequate resources for sales and service, to pay vendors and suppliers and respond quickly to customers.

         Our net sales have increased by $131,000 or 26% from $511,000 in the first six months of 2001 to $642,000 for the comparable period in 2002 as we start to ship from the record booking in the first quarter of 2002.

         Gross profit increased by $50,000 or 24% from $208,000 in the first half of 2001 to $258,000 for the comparable period in 2002. The increase in gross profit was due to higher sales. As a percentage of sales, gross profit remained the same at 40%.

         In keeping with constraint of expenses, selling, general and administrative expenses decreased by $9,000 from $606,000 in the first six months of 2001 to $597,000 for the comparable period in 2002.

         Research and development expenses decreased by $6,000 from $260,000 in the first six months of 2001 to $254,000 in the first six months of 2002.

         Overall, net loss decreased by $56,000 or 9% from $657,000 in the first six months of 2001 to $601,000 for the comparable period in 2002. The decrease in loss is due to higher revenue and lower expenses.


Three months ended June 30, 2002 compared to three months of ended
------------------------------------------------------------------
June 30, 2001:
--------------

         Focus in the biotech market has resulted in net sales increase by $228,000 or 145% from $157,000 in the second quarter of 2001 to $385,000 for the second quarter of 2002.

         Our gross profit increased by $116,000 from $49,000 in second quarter of 2001 to $165,000 for the second quarter of 2002. As a percentage of sales, gross profit increased by 12% from 31% in the second quarter of 2001 to 43% in the second quarter of 2002. The increase in gross profit was mainly due to higher volume resulting in lower unit fixed cost and product mix.

         Belt tightening accounted for having selling, general and administrative expenses decrease by $27,000 from $291,000 in the second quarter of 2001 to $264,000 in the second quarter of 2002.

         Our research and development expenses decreased by $5,000 from $137,000 in the second quarter of 2001 to $132,000 in the second quarter 0f 2002.

         Our net loss for the second quarter decreased by $144,000 or 38% from $379,000 in the second quarter of 2001 to $235,000 in the second quarter of 2002. The decrease in loss was due to higher revenue and lower expenses.


Inflation.
----------

         We believe that the impact of inflation on its operations since its inception has not been material.


Liquidity and Capital Resources:
--------------------------------

         We used cash of $4,000 and $137,000 for operations during the first six months of 2002 and 2001, respectively. Cash used in operations in the first six months of 2002 was the result of net loss incurred for the six months of $601,000 offset by net non-cash expense of $22,000, and the net change in operating assets and liabilities resulting in source of cash of $575,000. Cash used in operations in the first six months of 2001 was the result of net loss incurred for the six months of $657,000 offset by net non-cash expense of $40,000, and the net change in operating assets and liabilities resulting in source of cash of $480,000.

         Investing activities used cash of $92,000 in the first half of 2001.

         Financing activities provided cash of $18,000 and $205,000 during the first six months of 2002 and 2001, respectively. The cash provided in the first six months of 2002 and 2001 resulted from issuance of convertible notes payable.

         At June 30, 2002 we had cash and cash equivalents of $91,000 as compared with $77,000 on December 31, 2001. At June 30, 2002, we had a working capital deficit of $1,081,000, as compared to working capital deficit of $580,000 at December 31, 2001. The increase in cash in the first six months of 2002 was a result of the aforementioned increases and decreases in cash from operating, investing and financing activities noted above.

         Clearly our working capital must increase significantly to fund the level of manufacturing and marketing required to meet any growth in demand for our products in the nutritional and biotech industries during the next several years. Moreover, we require additional funds to market and develop products as stated earlier.

         Since we do not have credit facilities, most of the required growth capital would have to come from customers and partners and equity financing. No assurance can be given, however, that the terms of any contemplated financing or alliances will be successfully negotiated or that such financing will be successful in generating the revenue required to make us profitable.


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

                                OTHER INFORMATION
                                -----------------

Item 1.   Legal Proceedings                                      Not Applicable
-------   -----------------

Item 2.   Defaults Upon Senior Securities                        Not Applicable
-------   -------------------------------

Item 3.   Submission of Matters to a vote of Security Holders    Not Applicable
-------   ---------------------------------------------------

Item 4.   Other Information                                      Not Applicable
-------   -----------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Sepragen Corporation(the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Vinit Saxena                                        August 14, 2002
-------------------------------------
Vinit Saxena
Chief Executive Officer




/s/ Henry N. Edmunds, Ph.D.                             August 14, 2002
-------------------------------------
Henry N. Edmunds, Ph. D.
Chief Financial Officer