Form 10QSB
period 2002-09-30
SEPRAGEN CORP
filed 2002-11-19
CIK 794154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

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

                                                      November 15, 2002
                                                      -----------------
                      Class A Common Stock                11,311,848
                      Class B Common Stock                   361,727

PART I - FINANCIAL INFORMATION
Item 1.- Financial Statements

                              SEPRAGEN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                          September 30,
                                                                              2002
                                                                          ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..........................................    $     67,375
  Accounts receivable, less allowance for doubtful accounts
    of $45,000 .......................................................         295,673
  Notes receivable ...................................................          50,000
  Inventories ........................................................         143,735
  Prepaid expenses and other .........................................          18,000
                                                                          ------------
    Total current assets .............................................         574,783
  Furniture and equipment, net .......................................          62,807
     Intangible assets ...............................................           3,201
                                                                          ------------
                                                                               640,791
                                                                          ------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable ...................................................    $    539,889
  Notes Payable from shareholders ....................................         253,000
  Accrued payroll and benefits .......................................         689,764
  Accrued liabilities ................................................         149,844
  Interest payable ...................................................          50,930
  Customer deposit ...................................................         121,435
                                                                          ------------
    Total current liabilities ........................................       1,804,862
                                                                          ------------
  Redeemable Preferred stock, no par value - 5,000,000 shares authorized; and  175,439 convertible, preferred issued and
    outstanding ......................................................         500,000

  Class A common stock, no par value - 20,000,000 shares
    authorized; 11,311,848 shares issued and
    outstanding ......................................................      15,492,506
  Class B common stock, no par value - 2,600,000 shares authorized;
    361,727 shares issued and outstanding ............................       2,097,393

  Accumulated deficit ................................................     (19,253,970)
                                                                          ------------
  Shareholders' equity  (deficit) ....................................      (1,164,071)
                                                                          ------------
                                                                               640,791
                                                                          ------------

The accompanying notes are an integral part of this condensed financial statement.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,

                                                      2002             2001           2002            2001
                                                  ------------    ------------    ------------    ------------
Revenues:

  Net Sales ...................................   $    582,252    $     25,483    $  1,224,010    $    536,301
                                                  ------------    ------------    ------------    ------------

  Cost of goods sold ..........................        270,992          14,031         654,678         316,666
  Gross profit ................................        311,260          11,452         569,332         219,635
  Selling, general and administrative .........        260,803         308,376         857,546         914,374
  Research and development ....................        129,072         126,823         383,479         386,446

    Total expenses ............................        389,875         435,199       1,241,025       1,300,820
                                                  ------------    ------------    ------------    ------------

    Loss from operations ......................        (78,615)       (423,747)       (671,693)     (1,081,185)
                                                  ------------    ------------    ------------    ------------
  Other income ................................           --
  Interest income, (expense) net ..............         (4,078)              0         (11,919)              0
                                                  ------------    ------------    ------------    ------------

     Net loss .................................        (82,693)       (423,747)       (683,612)     (1,081,185)
                                                  ============    ============    ============    ============
  Net loss per common share,
  Basic and diluted ...........................   $       (.01)   $       (.04)   $       (.06)   $       (.12)
                                                  ============    ============    ============    ============
                                                                                                  ............
  Weighted average shares outstanding .........     11,673,575       9,560,241      11,673,575       8,762,741

The accompanying notes are an integral part of this condensed financial statement.

                              SEPRAGEN CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended September 30,
                                                            2002           2001
                                                        -----------    -----------
Cash flows from operating activities:
  Net Loss ..........................................   $  (683,613)   $(1,081,185)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation .....................................        24,273         34,032
   Amortization .....................................        11,969         20,311
    Non cash - stock compensation expense ...........                            0
   Changes in assets and liabilities:
    Accounts receivable .............................       120,873        290,388
    Notes receivable ................................             0
    Inventories .....................................        90,523       (103,557)
    Prepaid expenses and other ......................             0          1,200
    Accounts payable ................................        27,102         19,178
    Accrued liabilities .............................        81,467        (45,056)
    Accrued payroll and benefits ....................       250,024        199,965
    Interest payable ................................        11,918              0
    Customer deposits ...............................        20,113        171,400
                                                        -----------    -----------
      Net cash used in operating activities .........       (45,351)      (493,324)
                                                        -----------    -----------

Cash flows from investing activities:
  Acquisition of fixed assets .......................        (2,196)       (94,009)
                                                        -----------    -----------
      Net cash used by investing ....................        (2,196)       (94,009)

Cash flows from financing activities:
  Proceeds from issuance of common stock ............                      691,699
  Proceeds from exercise of warrants ................                            0
  Proceeds from issuance of notes payable ...........        38,000        135,000
  Payment of notes payable to shareholders
  Payment of notes payable ..........................                      (25,000)
  Net cash provided by financing activities .........        38,000        801,699
                                                        -----------    -----------
      Net increase (decrease) in cash ...............        (9,547)       214,366
                                                        -----------    -----------
Cash and cash equivalents at the beginning of the
period ..............................................        76,922         82,166
                                                        -----------    -----------

Cash and cash equivalents at the end of the period ..        67,375    $   296,532
                                                        ===========    ===========
Supplemental disclosures of cash information:
      Interest expense ..............................        11,919
      State income tax ..............................           800
      Conversion of Note receivable into Common Stock                      50,000

The accompanying notes are an integral part of these condensed financial statements.

                              SEPRAGEN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

Note 1 - Basis of Presentation

         These condensed financial statements have been presented on a going concern basis. Sepragen, ("the Company") has incurred recurring losses and cash flow deficiencies from operations that raise substantial doubt about its ability to continue as a going concern. As of September 30, 2002, the Company had an accumulated deficit of $19,253,970. The Company will be required to conduct significant research, development and testing activities which, together with expense to be incurred for manufacturing, the establishment of large marketing and distribution presence and other general and administrative expenses, are expected to result in operating losses for the foreseeable future. Accordingly, there can be no assurance that the Company will ever achieve profitable operations. The Company will have to obtain additional financing to support its operating needs beyond December 31, 2002. The Company is currently pursuing alternative funding sources to meet its cash flow needs, including private debt and equity financing. Management intends to use such funding to further its marketing effort and expand sales. It is uncertain, however, whether the Company will be successful in such pursuits. No adjustments have been made to the accompanying condensed financial statements for this uncertainty.

Note 2 - Interim Financial Reporting

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note 3 - Notes Payable

         Between April and September 2002, the Company received proceeds from convertible notes payable of $38,000 from a shareholder.

Note 4 - Series A Preferred Stock

         On September 1, 1998, we sold 175,439 shares of Series A Preferred Stock. Our Series A Preferred Stock provides for both 7.5% dividend and liquidation preferences. The dividend is payable from time to time at the election of our Board of Directors subject to our retaining sufficient earnings and profits. On any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of series A Preferred Shares shall receive, out of the assets of the Company, the sum of $2.86 per series A Preferred Share, plus an amount equal to any dividend accrued and unpaid on those series A Preferred Shares, before any payment shall be made or any assets distributed to the holders of Common Stock.

Note 5 - Segment Reporting

         The company has two operating segments based on the nature of the customer's industry, the biotech and food (dairy) and beverage segments. The chief operating decision-maker is the Company's Chief Executive Officer who regularly reviews segment performance. There was no revenue in the nine months ended September 30, 2002 from the food and beverage segment. Selling, general and administrative expenses are not allocated to individual segments. There are no significant assets that are identifiable to a segment.

Note 6 - Loss per Share

         Basic loss per share is calculated using the weighted average number of common shares outstanding in the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using the "treasury stock" method and convertible securities using the "if converted" method. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the calculation of diluted loss at September 30, 2002 per share as the effect would be anti-dilutive.

Note 7 - Intangible Assets:

A.       Intangible assets consist of the following:

                                                     September 30, 2002
                                  ---------------------------------------------------------
                                                                                  Weighted
                                     Gross                          Net           Average
                                   Intangible    Accumulated     Intangible        Life
                                     Assets      Amortization      Assets         (Years)
                                  ------------   ------------   ------------   ------------
         Goodwill                            0              0              0
         Other Intangibles             194,018        190,817          3,201              7
                                  ------------   ------------   ------------

         Total                    $    194,018   $    190,817   $      3,201
                                  ============   ============   ============

                                                       December 31, 2001
                                  ---------------------------------------------------------
                                                                                  Weighted
                                     Gross                          Net           Average
                                   Intangible    Accumulated     Intangible        Life
                                     Assets      Amortization      Assets         (Years)
                                  ------------   ------------   ------------   ------------
         Goodwill                            0              0              0
         Other Intangibles             194,018        178,059         15,959              7
                                  ------------   ------------   ------------

         Total                    $    194,018   $    178,059   $     15,959
                                  ============   ============   ============

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

                                                  Nine Months Ended
                                                    September 30,
                                                2002            2001
                                            ------------    ------------
Reported net income (loss)                  $   (683,612)   $ (1,081,185)
   Goodwill and Company trade name
    amortization, net of tax                           0               0
                                            ------------    ------------
   Adjusted net income (loss)               $   (683,612)   $ (1,081,185)
                                            ============    ============
   Reported diluted earnings (loss)
    per share                               $      (0.06)      $ ( 0.12)
   Goodwill and Company trade name
    amortization, net of tax                         0.0             0.0
                                            ------------    ------------
   Adjusted diluted earnings (loss)
    per share                               $      (0.06)      $ ( 0.12)
                                            ============    ============

   Estimated amortization expense for each of the next two years ended December 31, is as follows:

  2002 (12 months)                          $     15,959
  2003                                                 0
         Total                              $     15,959

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

         Recent Pronouncements and Accounting Changes--In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" .

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

First nine months of 2002 compared to first nine months of 2001.
---------------------------------------------------------------

         The management of the Company believes there is a significant potential for revenue growth in the biotech sector via sales of our existing products. The Company believes its products offer major competitive advantages over the competition - higher productivity and smaller footprint - that enable faster time to market. Thus the expansion of sales, marketing and service capability is a key focus for the management.

         The results stated below reflect the resource constrained operating state of the Company over the last year. Such resource constraints have impeded our ability to capitalize on the market opportunities. Despite these constraints, the Company has sold its products to several leading biotech companies which meets their current capacity and productivity needs.

         Our net sales have increased by $688,000 or 128% from $536,000 in the first nine months of 2001 to $1,224,000 for the comparable period in 2002. The increase was primarily due to shipment of our large stainless column that was booked in the first quarter of 2002. In addition, our net sales for the third quarter of 2001 was very low.

         Gross profit increased by $349,000 or 159% from $220,000 in the first nine months of 2001 to $569,000 for the comparable period in 2002. The increase in gross profit was due to higher sales. As a percentage of sales, gross profit increased by 5% from 41% in the first nine months of 2001 to 46% for the comparable period in 2002. The increase in gross profit was attributable to the higher volume resulting in lower fixed cost.

         Selling, general and administrative expenses decreased by $56,000 from $914,000 in the first nine months of 2001 to $858,000 for the comparable period in 2002 due to reduction of head count.

         Research and development expenses decreased by $3,000 from $386,000 in the first nine months of 2001 to $383,000 in the first nine months of 2002 due to completion of some projects.

         Overall, net loss decreased by $397,000 or 37% from $1,081,000 in the first nine months of 2001 to $684,000 for the comparable period in 2002. The decrease in loss is due to higher revenue and lower expenses.

Three months ended September 30, 2002 compared to three months of ended September 30, 2001:
------------------

         Focus in the biotech market has resulted in net sales increase by $557,000 from $25,000 in the third quarter of 2001 to $582,000 for the third quarter of 2002.

         Our gross profit increased by $300,000 from $11,000 in third quarter of 2001 to $311,000 for the third quarter of 2002. As a percentage of sales, gross profit increased by 9% from 44% in the third quarter of 2001 to 53% in the third quarter of 2002. The increase in gross profit was due to higher volume resulting in lower unit fixed cost and product mix.

         Belt tightening accounted for having selling, general and administrative expenses decrease by $47,000 from $308,000 in the third quarter of 2001 to $261,000 in the third quarter of 2002.

         Our research and development expenses increased by $2,000 from $127,000 in the third quarter of 2001 to $129,000 in the third quarter 0f 2002.

         Our net loss for the third quarter decreased by $341,000 or 80% from $424,000 in the third quarter of 2001 to $83,000 in the third quarter of 2002. The decrease in loss was due to higher revenue and lower expenses.

Inflation:

         We believe that the impact of inflation on its operations since its inception has not been material.

Subsequent Event:

         Mr. Jon Salquist resigned his position as a director of the Company effective October 8, 2002.

Liquidity and Capital Resources:
--------------------------------

         We used cash of $45,000 and $493,000 for operations during the first nine months of 2002 and 2001, respectively. Cash used in operations in the first nine months of 2002 was the result of net loss incurred for the nine months of $684,000 offset by net non-cash expense of $36,000, and the net change in operating assets and liabilities resulting in source of cash of $603,000. Cash used in operations in the first nine months of 2001 was the result of net loss incurred for the nine months of $1,081,000 offset by net non-cash expense of $54,000, and the net change in operating assets and liabilities resulting in source of cash of $534,000.

         Investing activities used cash of $2,000 and 94,000 in the first nine months of 2002 and 2001 respectively.

         Financing activities provided cash of $38,000 and $802,000 during the first nine months of 2002 and 2001, respectively. The cash provided in the first nine months of 2002 resulted from issuance of convertible notes payable. The cash provided in the first nine months of 2001 resulted from issuance of convertible notes payable of $135,000 partially offset by $25,000 retirement of notes payable and net proceeds of $692,000 from issuance of common stock.

         At September 30, 2002 we had cash and cash equivalents of $67,000 as compared with $77,000 on December 31, 2001. At September 30, 2002, we had a working capital deficit of $1,230,000, as compared to working capital deficit of $580,000 at December 31, 2001. The decrease in cash in the first nine months of 2002 was a result of the aforementioned increases and decreases in cash from operating, investing and financing activities noted above.

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

Item 2.  Defaults Upon Senior Securities                          Not Applicable

Item 3.  Submission of Matters to a vote of Security Holders      Not Applicable

Item 4.  Other Information                                        Not Applicable

CERTIFICATION
-------------

I, Vinit Saxena, certify that:

I have reviewed this quarterly report on Form 10-QSB of Sepragen Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (August 26, 2002); and

presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11/19/2002                       Signature: /s/ VINIT SAXENA
      ----------                                  ------------------------------
                                                  Vinit Saxena
                                                  Chief Executive Officer

CERTIFICATION
-------------

I, Henry N. Edmunds, certify that:

I have reviewed this quarterly report on Form 10-QSB of Sepragen Corporation;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants of, and for, the periods presented in this quarterly report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (August 26, 2002); and

presented in this quarterly report our conclusions about the effectives of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation in internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11/19/2002                       Signature: /s/ HENRY N. EDMUNDS
      ----------                                  ------------------------------
                                                  Henry N. Edmunds
                                                  Chief Financial Officer